Form 10-Q
period 2021-06-30
Austerlitz Acquisition Corp I
filed 2021-08-16
CIK 1838207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number
001-40110

AUSTERLITZ ACQUISITION CORPORATION I
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1583472
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1701 Village Center Circle, Las Vegas, Nevada	89134
(Address of principal executive offices)	(Zip Code)
(702)
323-7330
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Units, each consisting of one Class A Ordinary	AUS.U	New York Stock Exchange
Share and one-fourth of one Warrant
Class A Ordinary Shares, par value $0.0001 per	AUS	New York Stock Exchange
share
Warrants, each whole Warrant exercisable for	AUS WS	New York Stock Exchange
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
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
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
of the Exchange Act).     YES  ☒     NO  ☐
As of August

3
, 2021 there were 69,000,000 shares of Class A ordinary shares
,

14,785,715 shares of Class B ordinary shares and 14,785,715 shares of Class C ordinary shares of the Registrant issued and outstanding.

AUSTERLITZ ACQUISITION CORPORATION I
FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2021

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.
AUSTERLITZ ACQUISITION CORPORATION I
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)

ASSETS

Cash	$379,503	$—
Prepaid expenses	363,153	—
Other current assets	15,524	—

Total current assets	758,180	—
Deferred offering costs associated with proposed public offering	—	181,669
Investments held in trust account	690,000,000	—
Other assets	238,785	—

Total assets	$690,996,965	$181,669

LIABILITIES AND SHAREHOLDERS’ EQUITY ( D E FICIT)
Current liabilities:
Accounts payable	$23,842	$—
Accrued offering costs	442,516	161,669
Accrued expenses	27,500	—
Backstop placement fee payable to related party	3,450,000	—
Due to related party	14,300	25,000

Total current liabilities	3,958,158	186,669
Deferred underwriting fees payable	24,150,000	—
Backstop liability	3,038,757	—
W arrant liability	49,223,833	—

Total liabilities	80,370,748	186,669

Commitments and Contingencies
Class A Ordinary shares subject to possible redemption, 60,562,621 and -0- s hares at redemption value of $10.00 per share as of June 30, 2021 and December 31, 2020 , respectively	605,626,210	—
Shareholders’ Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 800,000,000 shares authorized; 8,437,379 and -0- shares issued and outstanding (excluding 60,562,621 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020 , respectively	844	—
Class B ordinary shares, $0.0001 par value; 80,000,000 shares authorized; 14,785,715 and one share issued and outstanding as of June 30, 2021 and December 31, 2020 , respectively	1,479	—
Class C ordinary shares, $0.0001 par value; 80,000,000 shares authorized; 14,785,715 and -0- shares issued and outstanding as of June 30, 2021 and December 31, 2020 , respectively	1,479	—
Additional paid-in capital	18,636,440	—
Accumulated deficit	(13,640,235)	(5,000)

Total shareholders’ equity (d e ficit)	5,000,007	(5,000)

Total Liabilities and Shareholders’ Equity	$690,996,965	$181,669

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AUSTERLITZ ACQUISITION CORPORATION I

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Formation and operating costs	$704,359	$752,399

Loss from operations	(704,359)	(752,399)
Other expense :
Loss on change in fair value of warrant liabilit y	(690,000)	(4,788,833)
Loss on change in fair value of backstop liabilit y	(3,038,757)	(3,038,757)
O ffering cost s allocated to warrant liabilit y	—	(1,605,246)
Backstop placement fee expense	(3,450,000)	(3,450,000)
Net Loss	$(7,883,116)	$(13,635,235)
Weighted average shares outstanding of Class A redeemable ordinary shares	69,000,000	69,000,000

Basic and diluted net income per ordinary share, Class A	$0.00	$0.00
Weighted average Class B and Class C non-redeemable ordinary shares outstanding, basic and diluted	29,571,430	29,571,430

Basic and diluted net loss per ordinary share, Class B and Class C	$(0.27)	$(0.46)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AUSTERLITZ ACQUISITION CORPORATION I

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021
(Unaudited)

	Ordinary Shares
	Class A		Class B		Class C
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)

Balance as of January 1, 2021	—	$—	1	$—	—	$—	$—	$(5,000)	$(5,000)
Cancellation of Class B ordinary share to Sponsor	—	—	(1)	—	—	—	—	—	—
Issuance of Class B ordinary shares to Sponsor	—	—	14,785,715	1,479	—	—	11,021	—	12,500
Issuance of Class C ordinary shares to Sponsor	—	—	—	—	14,785,715	1,479	11,021	—	12,500
Sale of Units in Initial Public Offering, less fair value of Public Warrants	69,000,000	6,900	—	—	—	—	661,358,100	—	661,365,000
Offering costs	—	—	—	—	—	—	(37,123,549)	—	(37,123,549)
Class A ordinary shares subject to possible redemption	(61,350,933)	(6,135)	—	—	—	—	(613,503,192)	—	(613,509,327)
Net loss	—	—	—	—	—	—	—	(5,752,119)	(5,752,119)

Balance as of March 31, 2021	7,649,067	$765	14,785,715	$1,479	14,785,715	$1,479	$10,753,401	$(5,757,119)	$5,000,005
Change in value of Class A ordinary shares subject to possible redemption	788,312	79	—	—	—	—	7,883,039	—	7,883,118
Net loss	—	—	—	—	—	—	—	(7,883,116)	(7,883,116)

Balance as of June 30, 2021	8,437,379	$844	14,785,715	$1,479	14,785,715	$1,479	$18,636,440	$(13,640,235)	$5,000,007

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AUSTERLITZ ACQUISITION CORPORATION I

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2021
(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(13,635,235)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on change in fair value of warrant liability	4,788,833
Loss on change in fair value of ba ckstop liability	3,038,757
Offering cost allocated to warrant liabilit y	1,605,246
Backstop placement fee payable to related party	3,450,000
Changes in operating assets and liabilities:
Prepaid expenses	(363,153)
Other assets	(254,309)
Accounts payable	23,843
Accrued expenses	27,500
Due to related part y	14,300

Net cash used in operating activities	(1,304,218)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(690,000,000)

Net cash used in investing activities	(690,000,000)

Cash Flows from Financing Activities:
Repayment of promissory note - related party	(191,827)
Proceeds from sale of Units, net of deferred underwriting fees paid	676,200,000
Proceeds from Private Placement Warrants	15,800,000
Offering costs paid	(124,452)
Net cash provided by financing activities	691,683,721

Net increase in cash	379,503
Cash - beginning of period	—
Cash - end of period	$379,503

Supplemental disclosure of noncash investing and financing activities:
Initial classification of Class A ordinary shares subject to possible redemption	$614,644,014

Change in value of Class A ordinary shares subject to possible redemption	$(9,017,804)

Initial classification of warrant liability	$47,489,666

Issuance of Class B and Class C ordinary shares to Sponsor as settlement of due to related part y	$25,000

Deferred offering costs included in accrued expenses	$442,516

Deferred offering costs paid through promissory note - related party	$186,827

Deferred underwriting fees payable	$24,150,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AUSTERLITZ ACQUISITION CORPORATION I
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Austerlitz Acquisition Corporation I (the “Company”), was incorporated as a Cayman Islands exempted company on December 21, 2020. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (a “Business Combination”). See further discussion below of the Company’s Pending Business Combination (as defined below). Unless explicitly stated, this report does not assume the completion of the Pending Business Combination
.
As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021, related to the Company’s formation and the initial public offering and efforts to identify and complete a business combination, which is described below. The Company has selected December 31 as its fiscal year end.
On March 2, 2021, the Company consummated its initial public offering (the “IPO” or “Initial Public Offering”) of
69,000,000
units (the “Units”), including

9,000,000

Units sold pursuant to the full exercise of the underwriters’ option to purchase additional Units to cover over-allotments. The Units were sold at a price of

$
10.00
per unit, generating gross proceeds to the Company of $
690,000,000
, which is described in Note 3.
Simultaneously with the closing of the IPO, the Company completed a private sale of an aggregate 10,533,333 warrants (the “Private Placement Warrants”) at a purchase price of $1.50 per Private Placement Warrant (the “Private Placement”) to Austerlitz Acquisition Sponsor, LP I, (the “Sponsor”) generating aggregate gross proceeds to the Company of $15,800,000, which is described in Note 4.
Offering costs consist of legal, accounting and other costs incurred through the balance sheet date that are directly related to the IPO and were primarily charged to shareholders’ equity upon the completion of the IPO in March 2021. Offering costs of $1,605,246 were allocated to warrant liabilities and expensed as incurred.
Following the closing of the IPO on March 2, 2021, an amount of $690,000,000 ($10.00 per Unit) of the proceeds from the IPO were placed in a U.S.-based trust account at JP Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, LLC, acting as trustee (“Trust Account”). Except with respect to interest earned, if any, the proceeds from the IPO and the Private Placements held in the trust account will not be released until the earliest of (a) the completion of a Business Combination, (b) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of its obligation to redeem 100% of its public shares if the Company does not complete its initial Business Combination within 24 months from the closing of the IPO or (ii) with respect to any other provisions relating to shareholders’ rights or pre-initial Business Combination activity, and (c)
 the redemption of all of the Public Shares (as defined in Note 3) if it is unable to complete its Business Combination within 24 months from the closing of the IPO, subject to applicable law.
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
The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The shareholders will be entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account (initially $10.00 per share), calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Class A ordinary shares are recorded at redemption value and classified as temporary equity, in accordance with Accounting Standards Codification (“ASC”) 480
Distinguishing Liabilities from Equity
(“ASC 480”).

AUSTERLITZ ACQUISITION CORPORATION I
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

If the Company seeks shareholder approval in connection with a Business Combination, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who vote at a general meeting of the Company. If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its amended and restated memorandum and articles of association (“Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by applicable law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note
5)
, Alignment Shares (as defined in Note
5)
and any Public Shares purchased during or after the IPO in favor of approving a Business Combination and not to convert any shares in connection with a shareholder vote to approve a Business Combination. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.
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
The Sponsor has agreed (a) to waive its redemption rights with respect to any Founder Shares (as defined in Note 5), Alignment Shares (as defined in Note 5) and Public Shares (as defined in Note 3) held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to shareholder’s rights or pre-initial
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
Pending Business Combination
On May 10, 2021, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with Wave Merger Sub Limited, an exempted company limited by shares incorporated in Bermuda and a direct and a
wholly owned subsidiary of the Company (“Merger Sub”), and Wynn Interactive Ltd., an exempted company limited by shares incorporated in
Bermuda (“Wynn”).

AUSTERLITZ ACQUISITION CORPORATION I
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Business Combination Agreement provides for, among other things, the consummation of the following transactions (the “Pending Business Combination”): (i) the Company will transfer by way of continuation from the Cayman Islands to Bermuda and register as an exempted company limited by shares (the “Domestication”), at which time the Company will change its name to “Wynn Interactive Limited”; and (ii) Merger Sub will merge with and into Wynn (the “Merger”), with Wynn being the surviving company of the M
e
rger
.
In connection with the Pending Business Combination, upon the Domestication (a) each Class A ordinary share of the Company will be converted into one Class A ordinary share of Wynn, (b) each Class B ordinary share of the Company will be converted into one Class A ordinary share of Wynn (subject to the Class B Forfeiture, as defined below), and (c) each Class C ordinary share of the Company will be converted into one Class C ordinary share of Wynn (subject to the Class C Forfeiture, as defined below).
Also in connection with the Pending Business Combination, each of Company’s Public Warrants that are outstanding immediately prior to the closing of the Pending Business Combination will, pursuant to and in accordance with the warrant agreement covering such warrants, automatically and irrevocably be modified to provide that such warrant will no longer entitle the holder thereof to purchase the amount of Class A ordinary shares of the Company set forth therein, and in substitution thereof, such warrant will entitle the holder thereof to acquire the same number of Class A ordinary shares per warrant of Wynn on the same terms.
In connection with the signing of the Business Combination Agreement, the Company and Cannae Holdings, Inc. (“Cannae”), an affiliate of the Sponsor, entered into a Backstop Facility Agreement (the “Backstop Agreement”) whereby Cannae has agreed, subject to the other terms and conditions included therein, at the BPS Closing (as defined in the Backstop Agreement), to subscribe for the Company’s Class A ordinary shares in order to fund redemptions by shareholders of the Company in connection with the Pending Business Combination, in an amount of up to

$
690,000,000
(the “Cannae Subscription”), in consideration for a placement fee of
$
3,450,000

(the “Backstop Placement Fee”). The Backstop Placement Fee was expensed upon entrance into the Backstop Agreement and is payable upon consummation of the Pending Business Combination. The Backstop Placement fee is included in backstop fee payable to related party on our condensed consolidated balance sheet as of June 30, 2021 and backstop placement fee expense on our condensed consolidated statements of operations for the three and six months ended June 30, 2021.
In connection with the execution of the Business Combination Agreement and the Backstop Agreement, the Company amended and restated (a) that certain letter agreement (the “Sponsor Agreement”), dated March 2, 2021, between the Company and Austerlitz Capital AU, LP I (the “Sponsor”) and (b) that certain letter agreement, dated as of March 2, 2021, by and between the Company and each of the Sponsor and the directors and officers of the Company (the “Insiders”) and entered into that certain amended and restated sponsor agreement (the “Amended and Restated Sponsor Agreement”) with the Sponsor, Cannae and the Insiders. Pursuant to the Amended and Restated Sponsor Agreement, among other things, the Sponsor along with Cannae and the Insiders agreed (i) to vote any Company securities in favor of the Pending Business Combination, (ii) not to seek redemption of any Company securities and (iii) not to transfer any Company securities, subject to certain limited exceptions, until the earlier of (x) one (1) year following the closing of the Pending Business Combination or (y) if the volume weighted average price of the Class A ordinary shares of the Company equals or exceeds $12.00 per share for any 20 trading days within a 30-trading day period commencing 150 days after the closing of the Pending Business Combination, and (iv) to be bound to certain other obligations as described therein. Additionally, the Sponsor and certain Insiders have also agreed to forfeit up to 3,696,429 Class B ordinary shares of the Company (the “Class B Forfeiture”) and up to 3,696,429 Class C ordinary shares of the Company (the “Class C Forfeiture”), respectively, in accordance with the terms of the Amended and Restated Sponsor Agreement (subject, in each case, to a reduction in the number of shares to be forfeited if the Cannae Subscription is utilized).
In connection with the signing of the Business Combination Agreement, the Company and Cannae entered into a mutual termination agreement to terminate that certain forward purchase agreement dated as of February 25, 2021 pursuant to which Cannae had agreed to purchase 5,000,000 class A ordinary shares of the Company and 1,250,000 warrants.
The closing of the Pending Business Combination is subject to certain closing conditions and there is no assurance that the Pending Business Combination will be completed. See the current report on Form
8-K
filed by the Company with the SEC on May 10, 2021 and the Company’s registration statement/prospectus filed with the SEC on June 24, 2021 for additional information.
Liquidity and Going Concern Consideration
As of June 30, 2021, the Company had $379,503
in cash and a working capital deficit of
$3,199,978.
The Company’s liquidity needs through June 30, 2021, were satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, loans from the Sponsor, and the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (defined below, see Note 5). As of June 30, 2021, there were no amounts outstanding under the Working Capital Loans.
Management has determined that the Company has access to funds from the Sponsors, and the Sponsors have the financial wherewithal to fund the Company, that are sufficient to fund its working capital needs until the consummation of a Business Combination or for a minimum of one year from the date of issuance of the financial statements. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating a Business Combination (including the Pending Business Combination).

AUSTERLITZ ACQUISITION CORPORATION I
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and the closing of the Pending Business Combination, the specific impact is not readily determinable as of the date of the unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the balances and results for the periods presented. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year.
The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus filed by the Company with the SEC on February 25, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.
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
Use of Estimates
The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. Two of the more significant accounting estimates included in these financial statements are the determination of the fair value of the warrant and backstop liabilities. Such estimates may be subject to change as more current information becomes available; and, accordingly, the actual results could differ significantly from those estimates.
Offering costs
Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred in the condensed consolidated statements of operations. Offering costs associated with the Class A ordinary shares issued were charged to shareholders’ equity upon the completion of the Initial Public Offering
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of as of June 30, 2021, and December 31, 2020.

AUSTERLITZ ACQUISITION CORPORATION I
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Warrant and Backstop Liability
The Company accounts for the Warrants and Backstop Agreement as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the Warrants and Backstop Agreement and the applicable authoritative guidance in ASC 480 and ASC 815,
Derivatives and Hedging
(“ASC 815”). The assessment considers whether the Warrants and Backstop Agreement are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the Warrants and Backstop Agreement are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and execution of the Backstop Agreement and as of each subsequent quarterly period end date while the Warrants and Backstop Agreement are outstanding. For issued or modified instruments such as warrants and forward purchases of equity that meet all of the criteria for equity classification, such instruments are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified instruments that do not meet all the criteria for equity classification, such instruments are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of liability-classified instruments are recognized as a non-cash gain or loss on the unaudited condensed consolidated statements of operations
.
The Company accounts for the Warrants and Backstop Agreement in accordance with ASC 815-40 under which the Warrants and Backstop Agreement do not meet the criteria for equity classification and must be recorded as liabilities. The liabilities for the Warrants and Backstop Agreement are included in Warrant liability and Backstop liability, respectively, on the condensed consolidated balance sheet as of June 30, 2021. See Note 8 for further discussion of the pertinent terms of the Warrants and Note 9 for further discussion of the methodology used to determine the fair value of the Company’s liabilities for the Warrants and Backstop Agreement.
Cash Held in Trust Account
At June 30, 2021, the assets held in the Trust Account were held in cash.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A Ordinary shares subject to mandatory redemption are classified as a liability and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events.
Accordingly, at June 30, 2021, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed consolidated balance sheet.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Depository Insurance Corporation coverage li
m
it
of $250,000. At June 30, 2021 and December 31, 2020, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
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
As of June 30, 2021 and December 31, 2020, the carrying values of cash, accrued expenses, deferred offering costs and due to related party approximate their fair values due to the short-term nature of the instruments. See Note 9 for further discussion of the fair value of the warrant and backstop liabilities.
Net Income (Loss) Per Ordinary Share
Net income (loss) per ordinary share is computed by dividing net income or loss by the weighted average number of ordinary shares outstanding for the period. The Company has not considered the effect of the warrants sold in the IPO or the Private Placement Warrants in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.
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
one-for-one
basis, subject to adjustment.

AUSTERLITZ ACQUISITION CORPORATION I
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
The Company’s unaudited condensed
consolidated
statement of operations includes a presentation of net income or loss per share for ordinary shares subject to redemption in a manner similar to the two-class
method of income per share. Net income per ordinary share, basic and diluted, for the Class A redeemable ordinary shares is calculated by dividing interest income earned on the Trust Account of
$0 and $0 for the
three
and six months ended June 30, 2021, by the weighted average number of Class A redeemable ordinary shares of 69,000,000 and 69,000,000 shares outstanding for the period
s
, respectively. Net loss per ordinary share, basic and diluted, for Class B and Class C non-redeemable ordinary shares for the three
and six months ended June 30, 2021 is calculated by dividing the net loss of $4,433,116 and $10,185,235, respectively, less income attributable to the Class A redeemable ordinary shares of $0 and $0, by the weighted average number of Class B and Class C non-redeemable ordinary shares outstanding for the period
s
. Non-redeemable ordinary shares include the Company’s Class B ordinary shares and Class C ordinary shares, as these shares do not have any redemption features and do not participate in the income earned on the investments held in the Trust Account.

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares
Gain on marketable securities (net), dividends and interest, held in Trust Account	$—	$—

Net Earnings allocable to Redeemable Class A Ordinary Shares	$—	$—
Denominator: Weighted Average Share Outstanding, Redeemable Class A Ordinary Shares
Basic and diluted weighted average shares outstanding, Redeemable Class A	69,000,000	69,000,000
Basic and diluted net earnings per share, Redeemable Class A	$0.00	$0.00

Non-Redeemable Class B and Class C Ordinary Shares
Numerator: Net Loss minus Redeemable Net Earnings
Net loss	$(7,883,116)	$(13,635,235)
Less: Net Earnings allocable to Redeemable Class A Ordinary Shares	—	—

Net Loss attributable to Non-Redeemable Class B and Class C Ordinary Shares	$(7,883,116)	$(13,635,235)
Denominator: Weighted Average Non-Redeemable Class B and Class C Ordinary Shares
Basic and diluted weighted average shares outstanding, Non-Redeemable Class B and Class C	29,571,430	29,571,430
Basic and diluted net loss per share, Non-Redeemable Class B and Class C	$(0.27)	$(0.46)

Income Taxes
The Company complies with the accounting and reporting requirements of ASC 740,
Income Taxes
, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.
Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06,
Debt — debt with Conversion and Other Options (Subtopic 470-20)
and
Derivatives and Hedging — Contracts in Entity’ Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’ Own Equity
(“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. Management is currently evaluating the new guidance, but does not expect the adoption of this guidance to have a material impact on the Company’s financial statements. Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

AUSTERLITZ ACQUISITION CORPORATION I
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. INITIAL PUBLIC OFFERING
Pursuant to the IPO, the Company sold 69,000,000 Units at a purchase price of $10.00 per Unit, including 9,000,000
Units

sold pursuant to the full exercise of the underwriters’ option to purchase additional Units to cover over-allotments. Each Unit consists of one Class A ordinary shares (the “Public Shares”) and one-quarter
of one redeemable warrant (“Public Warrant” and together with the Private Placement Warrants, the “Warrants”). Each whole

Warrant entitles the holder to purchase
one
s
hare of Class A ordinary shares at an exercise price of $
11.50
per share, subject to adjustment (see Note
8)
.
NOTE 4. PRIVATE PLACEMENT
Simultaneously with the closing of the IPO, the Company completed the Private Placement to the Sponsor generating aggregate gross proceeds to the Company of $15,800,000. Each Private Placement Warrant is exercisable for one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note
8
). The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the IPO held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.
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
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into up to an additional 1,000,000 warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.
Administrative Services Agreement
Commencing on the date of the final prospectus, the Company has agreed to pay an affiliate of its Sponsor a total of $5,000 per month for office space, utilities, secretarial and administrative support services. For the three
 and
six-months
ended June 30, 2021, the Company incurred and accrued $15,000 and $20,000
,
respectively
,
of administrative services under this arrangement. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

AUSTERLITZ ACQUISITION CORPORATION I
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Backstop Agreement
In connection with the signing of the Business Combination Agreement, the Company and Cannae the “Backstop Agreement whereby Cannae has agreed, subject to the other terms and conditions included therein, at the BPS Closing (as defined in the Backstop Agreement), to subscribe for the Company’s Class A ordinary shares in order to fund redemptions by shareholders of the Company in connection with the Pending Business Combination, in an amount of up to $690,000,000, in consideration for a placement fee of $3,450,000.
Due to related party
An affiliate of the Sponsor paid certain operating costs on behalf of the Company. These advances are due on demand and non-interest
bearing. During the period ended June 30, 2021, the related party paid $
14
,300 of operating costs on behalf of the Company. As of June 30, 2021, the amount due to the related party was $
14,300.
NOTE 6. COMMITMENTS AND CONTINGENCIES
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
Forward Purchase Agreement
On February 25, 2021, the Company entered into a forward purchase agreement (the “FPA”) with Cannae. Pursuant to the FPA, Cannae agreed to purchase 5,000,000 Class A ordinary shares, plus an aggregate of 1,250,000 redeemable warrants to purchase one Class A ordinary shares at $11.50 per share, for an aggregate purchase price of $50,000,000, or $10.00 for one Class A ordinary share and one-fourth
of one warrant, in a private placement to occur concurrently with the closing of a Business Combination.
The warrants to be sold as part of the FPA will be identical to the warrants underlying the Units sold in the IPO. On May 10, 2021, the FPA was terminated in connection with the signing of the Company’s Pending Business Combination Agreement.
Backstop Agreement
In connection with the signing of the Business Combination Agreement, the Company and Cannae entered into the Backstop Agreement whereby Cannae has agreed, subject to the other terms and conditions included therein, at the BPS Closing (as defined in the Backstop Agreement), to subscribe for Class A Ordinary Shares of the Company in order to fund redemptions by shareholders of Company in connection with the
P
ending

Business Combination, in an amount of up to $690,000,000, in consideration for a placement fee of $3,450,000.
NOTE 7. SHAREHOLDERS’ EQUITY
Preference Shares
The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. The Company’s Board will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The Board will be able to, without shareholder approval, issue preference shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.
Class A Ordinary Shares
The Company is authorized to issue 800,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At June 30,

2021
and December 31, 2020,
there were 8,437,379
and 0 Class
A
ordinary shares issued and outstanding,
respectively
,
excluding

60,562,621
ordinary shares subject to possible redemption
 at Ju
n
e 30, 2021
.
Class B Ordinary Shares
The Company is authorized to issue 80,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At June 30, 2021 and December 31, 2020,
there were 14,785,715
and 1
Class B ordinary shares issued and
outstanding, respectively.
Class C Ordinary Shares
The Company is authorized to issue 80,000,000 Class C ordinary shares with a par value of $0.0001 per share. Holders of the Class C ordinary shares are entitled to one vote for each share. At June 30, 2021
 a
nd December 31, 2020
, there were 14,785,715
and 0
Class C ordinary shares issued and
outstanding, respectively.

AUSTERLITZ ACQUISITION CORPORATION I
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
NOTE 8. WARRANTS
As of June 30, 2021, there were 17,250,000 Public Warrants outstanding. At December 31, 2020, there were no Public Warrants
o
utstanding. Each whole warrant issued entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of an initial business combination, provided that an effective registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available (or we permit holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of the Company’s Class A ordinary shares. This means only a whole warrant may be exercised at a given time by a warrant holder. No fractional warrants will be issued upon separation of the units, no cash will be paid in lieu of fractional warrants and only whole warrants will trade.
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

AUSTERLITZ ACQUISITION CORPORATION I
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

AUSTERLITZ ACQUISITION CORPORATION I
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2021, there were 10,533,333 Private Placement Warrants outstanding. At December 31, 2020, there were no Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units being sold in the IPO, except that (x) the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, (y) the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable
so long as they are held by the initial purchasers or their permitted transferees and (z) the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants will be entitled to registration rights. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
NOTE 9. FAIR VALUE MEASUREMENTS
Warrant and Backstop Liability
The Warrants

and Backstop Agreement

are accounted for as liabilities pursuant to ASC
815-40
and are measured at fair value as of each reporting period. Changes in the fair value of the Warrants and Backstop Agreement
are recorded in the statement of operations each period
.
The following table presents the fair value hierarchy for liabilities measured at fair value on a recurring basis as of June 30, 2021:

	Level 1	Level 2	Total
Warrant liabilities:
Public Warrants	$29,842,500	$—	$29,842,500
Backstop Agreement	—	3,038,757	3,038,757
Private Placement Warrants	—	19,381,333	19,381,333

Total warrant and backstop liabilities	$29,842,500	$19,381,333	$52,262,590

The liability for the Backstop Agreement was valued using a Black Scholes Model that utilizes level 2 fair value measurement inputs. The model utilizes key inputs including the public trading price of the Company’s class A common shares, the limited amount of time the Backstop Agreement will be outstanding, risk free rates, and the volatility of our class A common shares.
On April 23, 2021, the Public Warrants surpassed the
52-day
threshold waiting period to be publicly traded in accordance with the Prospectus filed March 1, 2021. Once publicly traded, the observable input qualifies the liability for treatment as a Level 1 liability. As such, as of June 30, 2021, the Company classified the Public Warrants as Level 1. As the Private Placement Warrants are subject to a call alongside the Public Warrants, it is assumed that the trading price of the public warrants ($1.73 as of June 30, 2021) is reflective of the fair value of the Private Placement Warrants. Accordingly, the Company classified the Private Placement Warrants as Level 2. Except for the Public Warrants and Private Placement Warrants being classified as Level 1 and Level 2, respectively as described in the preceding sentences, there were no transfers out of Level 3 for the three and six months ended June 30, 2021.

AUSTERLITZ ACQUISITION CORPORATION I
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of the changes in the fair value of the Company’s liabilities measured using level 3 fair value inputs:

	Public Warrant Liability	Private Placement Warrant Liability
Fair value, March 2, 2021	28,635,000	$18,854,666
Loss on change in fair value (1)	517,500	526,667

Fair value, March 31, 2021	29,152,500	$19,381,333
Transfer to level 1	(29,152,500)	—
Transfer to level 2	—	(19,381,333)

Fair value, June 30, 2021	—	—

(1)	Included in Loss on change in fair value of warrant liability o n the unaudited condensed consolidated statement of operations
Loss on change in fair value of warrant liability on the unaudited condensed consolidated
statement of operations for the six months ended June 30, 2021 also includes a loss of $3,054,666 recognized on the excess of the fair value of the Private Placement Warrants as of
March

2
, 2021 over the cash received.
NOTE 10. SUBSEQUENT EVENTS
In accordance with ASC Topic 855
Subsequent Events
, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company evaluated subsequent events that occurred after the balance sheet date up to the date the condensed co
nsolidated
 financial statements were issued and has concluded that all such events that would require adjustment or disclosure have been recognized or disclosed in the condensed consolidated
financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Austerlitz Acquisition Corporation I, formerly known as Foley Trasimene Acquisition Corporation III. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsor” refer to Austerlitz Acquisition Sponsor, LP I. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
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
Following our IPO, the full exercise of the over-allotment option and the sale of the Private Placement Warrants, a total of $690,000,000 was placed in the Trust Account. We incurred $38,680,632 in transaction costs, including $13,800,000 of underwriting fees, $24,150,000 of deferred underwriting fees and $730,632 of other offering costs. Offering costs of $1,623,874 were allocated to warrant liabilities and expensed as incurred.
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

Refer to Note 1 to the financial statements included in Item 1 of Part I of this Quarterly Report for further discussion of the Pending Business Combination. Unless explicitly stated, this Quarterly Report does not assume the closing of the Pending Business Combination.
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
For the quarter ended June 30, 2021, we had a net loss of $7,883,116, which consists of non-cash
losses of $3,728,757 related to changes in the fair value of the Warrants and Backstop Agreement, expenses of $3,450,000 related to the Backstop Placement Fee and operating costs of $704,359.
For the
six-months
ended June 30, 2021, we had a net loss of $13,635,235, which consists of non-cash
losses of $7,827,590 related to changes in the fair value of the Warrants and Backstop Agreement, $1,605,246 related to offering costs allocated to warrant liabilities, expenses of $3,450,000 related to the Backstop Placement Fee and operating costs of $752,399.
Liquidity and Capital Resources
As of June 30, 2021, we had cash of $379,503 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, and structure, negotiate and complete a Business Combination.
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

For the six months ended June 30, 2021, cash used in operating activities was $1,304,218. Net loss of $13,635,235 was affected by non-cash
losses of $7,827,590 related to changes in the fair value of warrant and backstop liabilities, losses of $1,605,246 related to offering costs allocated to warrant liabilities, expenses of $3,450,000 related to the payable for the Backstop Placement Fee and changes in operating assets and liabilities, which used $551,819 of cash from operating activities.
As of June 30, 2021, we had cash and marketable securities of $690,000,000 held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account (less taxes paid and deferred underwriting commissions) to complete our initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
Off-Balance
Sheet Financing Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of June 30, 2021 or December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities.
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
Refer to Note 1 to the financial statements included in Item 1 of Part I of this Quarterly Report for further discussion of the terms and obligations of the Company under the Business Combination Agreement, Backstop Agreement, and Amended and Restated Sponsor Agreement entered into on May 10, 2021.
The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The shareholders will be entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account (initially $10.00 per share), calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Class A ordinary shares are recorded at redemption value and classified as temporary equity, in accordance with ASC Topic 480
Distinguishing Liabilities from Equity
.
Critical Accounting Estimates
The preparation of unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and expenses during the period reported. Actual results could materially differ from those estimates. We have identified the following critical accounting estimates effecting our financial statements:
Warrant and Backstop Liability
The Company accounts for the Warrants and Backstop Agreement as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the Warrants and Backstop Agreement and the applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the Warrants and Backstop Agreement are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the Warrants and Backstop Agreement are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and execution of the Backstop Agreement and as of each subsequent quarterly period end date while the Warrants and Backstop Agreement are outstanding. For issued or modified instruments such as warrants and forward purchases of equity that meet all of the criteria for equity classification, such instruments are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified instruments that do not meet all the criteria for equity classification, such instruments are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of liability-classified instruments are recognized as a non-cash gain or loss on the unaudited condensed consolidated statements of operations.
The Company accounts for the Warrants and Backstop Agreement in accordance with ASC 815-40 under which the Warrants and Backstop Agreement do not meet the criteria for equity classification and must be recorded as liabilities. The liabilities for the Warrants and Backstop Agreement are included in Warrant liability and Backstop liability, respectively, on the condensed consolidated balance sheet as of June 30, 2021. See Note 8 to our condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report for further discussion of the pertinent terms of the Warrants and Note 9 for further discussion of the methodology used to determine the fair value of the Company’s liabilities for the Warrants and Backstop Agreement.

Class A Ordinary Shares Subject to Possible Redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our unaudited condensed consolidated balance sheet.
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
Non-redeemable
ordinary shares include the Class B Founder Shares and the Class C Alignment Shares, as these shares do not have any redemption features and do not participate in the income earned on the investments held in the Trust Account. Refer to Note 2 to the condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report for further discussion of our net income (loss) per ordinary share.
Refer to Note 2 to our condensed consolidated financial statements included in Item 1 of Part 1 of this Quarterly Report for discussion of management’s consideration of recently issued accounting pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of June 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds received into the Trust Account, have been placed in a
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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation and in light of the Securities and Exchange Commission (“SEC”) Staff Statement, our Certifying Officers concluded that, solely due to the Company’s misapplication of the accounting for the Company’s warrants in equity as described in in our Quarterly Report on Form 10Q for the fiscal quarter ended March 31, 2021, as filed with the SEC on May 17, 2021, our disclosure controls and procedures were not effective as of June 30, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
Other than as described herein, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. As of June 30, 2021, this has not been fully remediated.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We became aware of the need to change the classification of our Warrants when the SEC Statement was issued on April 12, 2021. As a result, management, including our Chief Executive Officer and Chief Financial Officer, concluded that there was a material weakness in internal control over financial reporting as of June 30, 2021. This material weakness resulted in a material misstatement of our Warrant liabilities, change in fair value of Warrant liabilities, additional paid-in
capital, accumulated deficit and related financial disclosures for the affected periods.
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

ITEM 6.	EXHIBITS.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

No.	Description of Exhibit

2.1*	Business Combination Agreement, dated as of May 10, 2021, by and among Austerlitz Acquisition Corporation I, Wave Merger Sub Limited, and Wynn Interactive Ltd. (2)

3.1	Amended and Restated Memorandum and Articles of Association. (1)

10.1*	Amended and Restated Sponsor Agreement, dated as of May 10, 2021, by and among Austerlitz Acquisition Corporation I, Austerlitz Acquisition Sponsor, LP I and the Insiders. (2)

10.2	Backstop Agreement, dated as of May 10, 2021, by and among Austerlitz Acquisition Corporation I and Cannae Holdings, Inc. (2)

10.3	FPA Mutual Termination Agreement, dated as of May 10, 2021, by and among Austerlitz Acquisition Corporation I and Cannae Holdings, Inc. (2)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 3, 2021 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 10, 2021 and incorporated by reference herein

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUSTERLITZ ACQUISITION CORPORATION I

Date: August 16, 2021		/s/ David W. Ducommun
	Name: Title:	David W. Ducommun President ( Principal Executive Officer )

Date: August 16, 2021		/s/ Bryan Coy
	Name: Title:	Bryan Coy Chief Financial Officer (Principal Financial and Accounting Officer)