Form 10-Q
period 2021-09-30
Austerlitz Acquisition Corp I
filed 2021-11-15
CIK 1838207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
of the Exchange Act).    YES  ☒    NO  ☐
As of November 12, 2021 there

were 69,000,000 shares of Class A ordinary shares, 14,785,715 shares of Class B ordinary shares and 14,785,715 shares of Class C ordinary shares of the Registrant issued and outstanding.

AUSTERLITZ ACQUISITION CORPORATION I
FORM
10-Q
FOR THE QUARTER ENDED
SEPTEMBER 30, 2021

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.
AUSTERLITZ ACQUISITION CORPORATION I
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021 (Unaudited)	December 31, 2020 (Audited)
ASSETS
Cash	$176,462	$—
Prepaid expenses	363,153	—
Other current assets	15,524	—

Total current assets	555,139	—
Deferred offering costs associated with proposed public offering	—	181,669
Investments held in trust account	690,000,000	—
Backstop asset	2,212,251
Other assets	147,251	—

Total assets	$692,914,641	$181,669

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$19,243	$—
Accrued offering costs	442,516	161,669
Accrued expenses	2,061,048	—
Backstop placement fee payable to related party	3,450,000	—
Due to related party	17,450	25,000

Total current liabilities	5,990,257	186,669
Deferred underwriting fees payable	24,150,000	—
Derivative warrant liabilities	48,112,499	—

Total liabilities	78,252,756	186,669

Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, 69,000,000 and -0- shares as of September 30, 2021 and December 31, 2020, respectively, at $10.00 redemption value	690,000,000	—
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 800,000,000 shares authorized; none issued and outstanding (excluding 69,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 80,000,000 shares authorized; 14,785,715 and one shares issued and outstanding as of September 30, 2021 and December 31, 2020 respectively	1,479	—
Class C ordinary shares, $0.0001 par value; 80,000,000 shares authorized; 14,785,715 and -0- shares issued and outstanding as of September 30, 2021 and December 31, 2020 respectively	1,479	—
Additional paid-in capital	—	—
Accumulated deficit	(75,341,073)	(5,000)

Total shareholders’ deficit	(75,338,115)	(5,000)

Total Liabilities and Shareholders’ Deficit	$692,914,641	$181,669

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AUSTERLITZ ACQUISITION CORPORATION I
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Formation and operating costs	$2,326,673	$3,079,072

Loss from operations	(2,326,673)	(3,079,072)
Offering costs allocated to warrant liability	—	(1,605,246)
Change in fair value of warrant liability	1,111,334	(3,677,499)
Change in fair value of backstop liability	5,251,008	2,212,251
Backstop placement fee expense	—	(3,450,000)

Net i ncome ( l oss)	$4,035,669	$(9,599,566)

Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	69,000,000	53,835,165

Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$0.04	$(0.12)

Weighted average shares outstanding of Class B non-redeemable ordinary shares, basic and diluted	14,785,715	14,785,715

Basic and diluted net income (loss) per share, Class B non-redeemable ordinary shares	$0.04	$(0.12)

Weighted average shares outstanding of Class C non-redeemable ordinary shares, basic and diluted	14,785,715	14,785,715

Basic and diluted net income (loss) per share, Class C non-redeemable ordinary shares	$0.04	$(0.12)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AUSTERLITZ ACQUISITION CORPORATION I
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021
(Unaudited)

	Ordinary Shares
	Class B		Class C
	Shares	Amount	Shares	Amount	Additional Paid- In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance as of January 1, 2021	1	$—	—	$—	$—	$(5,000)	$(5,000)
Issuance of Class B and Class C ordinary shares to Sponsor	14,785,715	1,479	14,785,715	1,479	22,042	—	25,000
Cancellation of Class B ordinary share to Sponsor	(1)	—	—	—	—	—	—
Sale of Class A shares, net of $65,758,549 issuance costs	—	—	—	—	—	—	—
Adjustment of Class A ordinary shares to redemption value	—	—	—	—	(22,042)	(65,736,507)	(65,758,549)
Net loss	—	—	—	—	—	(5,752,119)	(5,752,119)

Balance as of March 31, 2021	14,785,715	$1,479	14,785,715	$1,479	$—	$(71,493,626)	$(71,490,668)
Net loss	—	—	—	—	—	(7,883,116)	(7,883,116)

Balance as of June 30, 2021	14,785,715	$1,479	14,785,715	$1,479	$—	$(79,376,742)	$(79,373,784)
Net income	—	—	—	—	—	4,035,669	4,035,669

Balance as of September 30, 2021	14,785,715	$1,479	14,785,715	$1,479	$—	$(75,341,073)	$(75,338,115)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AUSTERLITZ ACQUISITION CORPORATION I
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021
(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(9,599,566)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on change in fair value of warrant liability	3,677,499
Gain on change in fair value of backstop asset	(2,212,251)
Offering cost allocated to warrant liability	1,605,246
Backstop placement fee payable to related party	3,450,000
Changes in operating assets and liabilities:
Prepaid expenses	(363,153)
Other assets	18,894
Accounts payable	19,243
Accrued expenses	2,341,895

Net cash used in operating activities	(1,062,193)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(690,000,000)

Net cash used in investing activities	(690,000,000)

Cash Flows from Financing Activities:
Repayment of promissory note - related party	(191,827)
Advances from related party	184,277
Proceeds from sale of Units, net of offering costs	675,446,205
Proceeds from Private Placement Warrants	15,800,000

Net cash provided by financing activities	691,238,655

Net increase in cash	176,462
Cash - beginning of period	—

Cash - end of period	$176,462

Supplemental disclosure of noncash investing and financing activities:
Initial classification of derivative warrant liabilities	$47,489,666

Deferred underwriting fees payable	$24,150,000

Issuance of Class B and Class C ordinary shares to Sponsor as settlement of due to related party	$25,000

Deferred offering costs included in accrued expenses	$442,516

Deferred offering costs paid through promissory note - related party	$186,827

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AUSTERLITZ ACQUISITION CORPORATION I
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Austerlitz Acquisition Corporation I (the “Company”) was incorporated as a Cayman Islands exempted company on December 21, 2020. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (a “Business Combination”). See further discussion below of the Company’s Pending Business Combination (as defined below). Unless explicitly stated, this report does not assume the completion of the Pending Business Combination.
As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021, related to the Company’s formation and the initial public offering and efforts to identify and complete a business combination, which is described below. The Company has selected December 31 as its fiscal year end.
On March 2, 2021, the Company consummated its initial public offering (the “IPO” or “Initial Public Offering”) of 69,000,000 units (the “Units”), including 9,000,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional Units to cover over-allotments.
The Units, each consisting of one Class A ordinary share (the “Public Shares”) and one-fourth of a redeemable warrant, were sold at a price of
$10.00 per unit, generating gross proceeds to the Company of $690,000,000, which is described in Note 4.
Simultaneously with the closing of the IPO, the Company completed a private sale of an aggregate 10,533,333 warrants (the “Private Placement Warrants”) at a purchase price of $1.50 per Private Placement Warrant (the “Private Placement”) to Austerlitz Acquisition Sponsor, LP I, (the “Sponsor”) generating aggregate gross proceeds to the Company of $15,800,000, which is described in Note 5.
Offering costs consist of legal, accounting and other costs incurred through the balance sheet date that are directly related to the IPO and were primarily charged to shareholders’ equity upon the completion of the IPO in March 2021. Offering costs of $1,605,246 were allocated to warrant liabilities and expensed as incurred.
Following the closing of the IPO and Private Placement on March 2, 2021, an amount of $690,000,000 ($10.00
per Unit) of the net proceeds were placed in a U.S.-based trust account at JP Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, LLC, acting as trustee (“Trust Account”). Except with respect to interest earned, if any, the proceeds from the IPO and the Private Placements held in the trust account will not be released until the earliest of (a) the completion of a Business Combination, (b) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of its obligation to redeem 100% of its public shares if the Company does not complete its initial Business Combination within 24 months from the closing of the IPO or (ii) with respect to any other provisions relating to shareholders’ rights or pre-initial
Business Combination activity, and (c) the redemption of all of the Public Shares (as defined in Note 4) if it is unable to complete its Business Combination within 24 months from the closing of the IPO, subject to applicable law.
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
The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount held in the Trust Account (initially $10.00 per share), calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Class A ordinary shares are recorded at redemption value and classified as temporary equity, in accordance with Accounting Standards Codification (“ASC”) 480
Distinguishing Liabilities from Equity
(“ASC 480”).

AUSTERLITZ ACQUISITION CORPORATION I
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

If the Company seeks shareholder approval in connection with a Business Combination, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who vote at a general meeting of the Company. If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its amended and restated memorandum and articles of association (“Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by applicable law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6), Alignment Shares (as defined in Note 6) and any Public Shares purchased during or after the IPO in favor of approving a Business Combination and not to convert any shares in connection with a shareholder vote to approve a Business Combination. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.
Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Amended and Restated Memorandum and Articles of Association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), is restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares without the Company’s prior written consent.
The Sponsor has agreed (a) to waive its redemption rights with respect to any Founder Shares (as defined in Note 6), Alignment Shares (as defined in Note 6) and Public Shares (as defined in Note 4) held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to shareholder’s rights or pre-initial
Business Combination activity, unless the Company provides the public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment and (iii) to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares and Alignment Shares if the Company fails to consummate a Business Combination.
The Company
has
 until 24 months from the closing of the IPO (the “Combination Period”) to consummate a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned, if such funds are held in an interest-bearing account (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors (the “Board”), liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.
The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares and Alignment Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the IPO, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the IPO price per Unit ($10.00).

AUSTERLITZ ACQUISITION CORPORATION I
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a third party for services rendered or products sold to the Company, or by a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.00 per Public Share or (2) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account
.
Pending Business Combination
On May 10, 2021, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with Wave Merger Sub Limited, an exempted company limited by shares incorporated in Bermuda and a direct and a wholly owned subsidiary of the Company (“Merger Sub”), and Wynn Interactive Ltd., an exempted company limited by shares incorporated in Bermuda (“Wynn”).
The Business Combination Agreement provided for, among other things, the consummation of the following transactions (the “Pending Business Combination”): (i) the Company would transfer by way of continuation from the Cayman Islands to Bermuda and register as an exempted company limited by shares, at which time the Company would change its name to “Wynn Interactive Limited”; and (ii) Merger Sub would merge with and into Wynn (the “Merger”), with Wynn being the surviving company of the Merger.
In connection with the signing of the Business Combination Agreement, the Company and Cannae Holdings, Inc. (“Cannae”), an affiliate of the Sponsor, entered into a Backstop Facility Agreement (the “Backstop Agreement”) whereby Cannae agreed, subject to the other terms and conditions included therein, at the BPS Closing (as defined in the Backstop Agreement), to subscribe for the Company’s Class A ordinary shares in order to fund redemptions by shareholders of the Company in connection with the Pending Business Combination, in an amount of up to
 $690,000,000 (the “Cannae Subscription”), in consideration for a placement fee of $3,450,000
 (the “Backstop Placement Fee”). The Backstop Placement Fee was expensed upon entry into the Backstop Agreement and is payable upon consummation of the Pending Business Combination. The Backstop Placement fee is included in backstop fee payable to related party on our condensed consolidated balance sheet as of September 30, 2021 and backstop placement fee expense on our condensed consolidated statements of operations for the three and nine months ended September 30, 2021. The Backstop Agreement was contingent on the closing of the Pending Business Combination.

AUSTERLITZ ACQUISITION CORPORATION I
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

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
On November 11, 2021, the Company entered into a mutual termination agreement (the “Mutual Termination Agreement”) to terminate the Business Combination Agreement. In conjunction with the Mutual Termination Agreement, the Company will receive $5,000,000 as reimbursement for out-of-pocket expenses. As a result of the termination of the Business Combination Agreement, the Backstop Agreement and the Amended and Restated Sponsor Agreement were automatically terminated.
Liquidity and Going Concern Consideration
As of September 30, 2021, the Company had $176,462 in cash and a working capital deficit of $5,435,118.
The Company’s liquidity needs through September 30, 2021, were satisfied through a contribution of $25,000 from the
Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, loans from the Sponsor, and the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (defined below, see Note 6). As of September 30, 2021, there were no amounts outstanding under the Working Capital Loans.
Management has determined that the Company has access to funds from the Sponsor, and the Sponsor has the financial wherewithal to fund the Company, that are sufficient to fund its working capital needs until the consummation of a Business Combination or for a minimum of one year from the date of issuance of the financial statements. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating a Business Combination (including the Pending Business Combination).
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

AUSTERLITZ ACQUISITION CORPORATION I
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
In connection with the preparation of the Company’s financial statements as of and for the period ended September 30, 2021, management determined it should revise its previously reported financial statements. The Company previously valued its Class A ordinary shares subject to possible redemption by adjusting the balance presented in temporary equity such that the Company’s total equity was not less than $5,000,001 in order to satisfy certain requirements of its Amended and Restated Memorandum and Articles of Association (“Article”). Upon further review of the Articles and listing requirements of the New York Stock Exchange, management determined that, as of any given balance sheet date, the number of Class A ordinary shares which can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control is not impacted by the requirement of the Articles to maintain $5,000,001 of net tangible assets. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management made a reclassification adjustment between temporary and permanent equity as of September 30, 2021. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Class A ordinary shares. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued IPO Balance Sheet and Form 10-Qs will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation.
In connection with th
e
 change in presentation for the Class A ordinary shares subject to redemption, the Company also revised its earnings per share calculation to allocate net income (loss) to our Class A, B and C ordinary shares based on each classes’ relative number of shares outstanding compared to the Company’s total shares outstanding. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company.
There has been no change in the Company’s total assets or operating results.
The impact of the revision on the Company’s financial statements is reflected in the following tables:

	March 2, 2021
	As reported	Adjustment	Adjusted

Total liabilities	$72,100,148	$4,325	$72,104,473
Class A ordinary shares subject to possible redemption (temporary equity)	614,644,014	75,355,986	690,000,000
Shareholders’ Equity (Deficit):
Class A ordinary shares	800	(800)	—
Additional paid-in capital	9,666,842	(9,666,842)	—
Accumulated deficit	(4,670,591)	(65,692,669)	(70,363,260)

Total Shareholders’ Equity (Deficit)	$5,000,009	$(75,360,311)	$(70,360,302)

	March 31, 2021
	As reported	Adjustment	Adjusted
Class A ordinary shares subject to possible redemption (temporary equity)	613,509,327	76,490,673	690,000,000
Shareholders’ Equity (Deficit):
Class A ordinary shares	765	(765)	—
Additional paid-in capital	10,753,401	(10,753,401)	—
Accumulated deficit	(5,757,119)	(65,736,507)	(71,493,626)

Total Shareholders’ Equity (Deficit)	5,000,005	(76,490,673)	(71,490,668)

AUSTERLITZ ACQUISITION CORPORATION I
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

	For the three months ended March 31, 2021
	As reported	Adjustment	Adjusted
Statement of Operations
Net loss	$(5,752,119)	$—	$(5,752,119)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	69,000,000	(46,000,000)	23,000,000

Basic and diluted net loss per ordinary share, Class A	$—	$(0.11)	$(0.11)

Weighted average shares outstanding of Class B and Class C ordinary shares, basic and diluted	29,571,430	29,571,430	—

Basic and diluted net loss per Class B and Class C ordinary share	$(0.19)	$0.19	$—

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	—	14,785,715	14,785,715

Basic and diluted net loss per Class B ordinary share	$—	$(0.11)	$(0.11)

Weighted average shares outstanding of Class C ordinary shares, basic and diluted	—	14,785,715	14,785,715

Basic and diluted net loss per Class C ordinary share	$—	$(0.11)	$(0.11)

	June 30, 2021
	As reported	Adjustment	Adjusted

Class A ordinary shares subject to possible redemption (temporary equity)	$605,626,210	$84,373,790	$690,000,000
Shareholders’ Equity (Deficit):
Class A ordinary shares	844	(844)	—
Additional paid-in capital	18,636,440	(18,636,440)	—
Accumulated deficit	(13,640,235)	(65,736,506)	(79,376,741)

Total Shareholders’ Equity (Deficit)	$5,000,007	$(84,373,790)	$(79,373,783)

	For the three months ended June 30, 2021			For the six months ended June 30, 2021
	As reported	Adjustment	Adjusted	As reported	Adjustment	Adjusted
Statement of Operations
Net loss	$(7,883,116)	$—	$(7,883,116)	$(13,635,235)	$—	$(13,635,235)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	69,000,000	—	69,000,000	69,000,000	(22,872,928)	46,127,072

Basic and diluted net loss per ordinary share, Class A	$—	$(0.08)	$(0.08)	$—	$(0.18)	$(0.18)

Weighted average shares outstanding of Class B and Class C ordinary shares, basic and diluted	29,571,430	(29,571,430)	—	29,571,430	(29,571,430)	—

Basic and diluted net loss per Class B and Class C ordinary share	$(0.27)	$0.27	$—	$(0.46)	$0.46	—

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	—	14,785,715	14,785,715	—	14,785,715	14,785,715

Basic and diluted net loss per Class B ordinary share	$—	$(0.08)	$(0.08)	$—	$(0.22)	$(0.22)

Weighted average shares outstanding of Class C ordinary shares, basic and diluted	—	14,785,715	14,785,715	—	14,785,715	14,785,715

Basic and diluted net loss per Class C ordinary share	$—	$(0.08)	$(0.08)	$—	$(0.22)	$(0.22)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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

AUSTERLITZ ACQUISITION CORPORATION I
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus filed by the Company with the SEC on February 25, 2021 and the audited balance sheet dated March 2, 2021 included in a current report on Form 8-K filed with the SEC on March 8, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021.
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of
September 30, 2021 or December 31, 2020.

AUSTERLITZ ACQUISITION CORPORATION I
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

Offering costs
Offering costs consisted of legal, accounting, and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred in the condensed unaudited statements of operations. Offering costs associated with the Class A ordinary shares issued were charged to shareholders’ deficit upon the completion of the Initial Public Offering.
Warrant Liabilities and Backstop Agreement Asset
The Company accounts for the Warrants and Backstop Agreement as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the Warrants and Backstop Agreement and the applicable authoritative guidance in ASC 480 and ASC 815,
Derivatives and Hedging
(“ASC 815”). The assessment considers whether the Warrants and Backstop Agreement are freestanding financial instruments pursuant to ASC 480, or meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the Warrants and Backstop Agreement are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and execution of the Backstop Agreement and as of each subsequent quarterly period end date while the Warrants and Backstop Agreement are outstanding. For issued or modified instruments such as warrants and forward purchases of equity that meet all of the criteria for equity classification, such instruments are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified instruments that do not meet all the criteria for equity classification, such instruments are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of liability-classified instruments are recognized as a non-cash
gain or loss on the unaudited condensed consolidated statements of operations.
The Company accounts for the Warrants and Backstop Agreement in accordance with ASC
815-40
under which the Warrants and Backstop Agreement do not meet the criteria for equity classification and must be recorded as assets or liabilities. The Warrant liabilities and Backstop Agreement asset are included in Warrant liability and Backstop asset, respectively, on the condensed consolidated balance sheet as of September 30, 2021. See Note 9 for further discussion of the pertinent terms of the Warrants and Note 10 for further discussion of the methodology used to determine the fair value of the Company’s liabilities for the Warrants and asset for the Backstop Agreement.
Cash Held in Trust Account
As of September 30, 2021, the assets held in the Trust Account were held in cash.
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
Accordingly, as of September 30, 2021, 69,000,000 shares of Class A ordinary shares subject to possible redemption are presented at the current redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

AUSTERLITZ ACQUISITION CORPORATION I
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2021, Class A ordinary shares reflected on the balance sheet are reconciled in the following table:

Gross proceeds from sale of Class A ordinary shares	$690,000,000
Less: Allocation to public warrants	(28,635,000)
Less: Issuance costs attributable to Class A ordinary shares	(37,123,549)
Adjustment of Class A ordinary shares to redemption value	65,758,549

Class A ordinary shares subject to possible redemption	$690,000,000

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account at a financial institution which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of September 30, 2021 and December 31, 2020, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
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
As of September 30, 2021 and December 31, 2020, the carrying values of cash, accrued expenses, deferred offering costs and due to related party approximate their fair values due to the short-term nature of the instruments. See Note 10 for further discussion of the fair value of the warrant liabilities and backstop asset.
Net Income (Loss) Per Ordinary Share
The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” The Company has three classes of shares, one for each of its Class A, Class B, and Class C ordinary shares. Income and losses are shared pro rata between the three classes of shares. Net income (loss) per ordinary share is computed by dividing net income or loss by the weighted average number of ordinary shares outstanding for the period. Net income (loss) is allocated to the Company’s Class A, B and C ordinary shares based on the relative shares outstanding for each class of shares compared to the Company’s total shares outstanding. The Company has not considered the effect of the warrants sold in the IPO or the Private Placement Warrants in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti- dilutive.

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
The Company’s basic and diluted earnings (loss) per share are calculated as follows:

	For the three months ended September 30, 2021	For the nine months ended September 30, 2021
	(Unaudited)	(Unaudited)

Redeemable Class A Ordinary Shares

Net earnings (loss) allocable to redeemable Class A ordinary shares	$2,824,969	$(6,196,084)
Basic and diluted weighted average shares outstanding, redeemable Class A ordinary shares	69,000,000	53,835,165

Basic and diluted net earnings (loss) per share, redeemable Class A ordinary shares	$0.04	$(0.12)

Non-Redeemable Class B and Class C Ordinary Shares
Net earnings (loss) allocable to non-redeemable Class B ordinary shares	$605,350	$(1,701,741)
Basic and diluted weighted average shares outstanding, non-redeemable Class B ordinary shares	14,785,715	14,785,715

Basic and diluted net earnings (loss) per share, non-redeemable Class B ordinary shares	$0.04	$(0.12)

Net earnings (loss) allocable to non-redeemable Class C ordinary share s	$605,350	$(1,701,741)
Basic and diluted weighted average shares outstanding, non-redeemable Class C ordinary share s	14,785,715	14,785,715
Basic and diluted net earnings (loss) per share, n on- r edeemable Class C	$0.04	$(0.12)

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

AUSTERLITZ ACQUISITION CORPORATION I
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
No. 2020-06,
Debt - Debt with Conversion and Other Options
, which among other things adds certain specific requirements to achieve equity classification and/or qualify for the derivative scope exception for contracts indexed to an entity’s own equity, which is expected to result in more freestanding instruments and embedded features to qualify for equity accounting treatment. The new standard is effective for companies that are SEC filers (except for Smaller Reporting Companies) for fiscal years beginning after December 15, 2021 and interim periods within that year, and two years later for other companies. Companies can early adopt the standard at the start of a fiscal year beginning after December 15, 2020. The standard can either be adopted on a modified retrospective or a full retrospective basis. The Company is currently reviewing the newly issued standard and does not believe it will materially impact the Company.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.
NOTE 4. INITIAL PUBLIC OFFERING
Pursuant to the IPO, the Company sold 69,000,000 Units at a purchase price of $10.00 per Unit, including 9,000,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional Units to cover over-allotments. Each Unit consists of one Class A ordinary share (the “Public Shares”) and one-quarter
of one redeemable warrant (“Public Warrant” and together with the Private Placement Warrants, the “Warrants”). Each whole Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 9).
NOTE 5. PRIVATE PLACEMENT
Simultaneously with the closing of the IPO, the Company completed the Private Placement to th
e
 Sponsor generating aggregate gross proceeds to the Company of $15,800,000. Each Private Placement Warrant is exercisable for one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 9). The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the IPO held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.
NOTE 6. RELATED PARTY TRANSACTIONS
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

AUSTERLITZ ACQUISITION CORPORATION I
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

Promissory Note – Related Parties
On January 5, 2021, the Company issued a promissory note (the “Promissory Note”) to the Sponsor and an affiliate of the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $800,000. The Promissory Note was non-interest
bearing and payable on the earlier of (i) September 30, 2021 and (ii) the completion of the IPO. The outstanding balance under the Promissory Note of $191,827 was repaid upon consummation of the IPO.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into up to an additional 1,000,000 warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.
Administrative Services Agreement
Commencing on February 25, 2021, the Company has agreed to pay an affiliate of its Sponsor a total of
$5,000 per month for office space, utilities, secretarial and administrative support services. For the three and nine-months ended September 30, 2021, the Company incurred and accrued $15,000 and $35,000, respectively, of administrative services under this arrangement.
Upon completion of a Business Combination or the Company’s liquidation, the Company will no longer be obligated to pay these monthly fees. As of September 30, 2021, $35,000 of administrative support services fees were unpaid and included in accrued expenses on the balance sheet.
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
690,000,000
, in consideration for a placement fee of $
3,450,000
. On November 11, 2021, the Backstop Agreement was terminated. See Note 11 for further discussion.
Due to related party
An affiliate of the Sponsor paid certain operating costs on behalf of the Company. These advances are due on demand and non-interest
bearing. During the three and nine months ended September 30, 2021, the related party paid $3,150 and $17,450, respectively, of operating costs on behalf of the Company, respectively. As of September 30, 2021, the amount due to the related party was $17,450.

AUSTERLITZ ACQUISITION CORPORATION I
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. COMMITMENTS AND CONTINGENCIES
Registration Rights
The holders of the Founder Shares, Alignment Shares, Private Placement Warrants, and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares and Alignment Shares) are entitled to registration rights pursuant to a registration rights agreement (the “Registration Rights Agreement”) requiring the Company to register such securities for resale (in the case of the Founder Shares and Alignment Shares, only after conversion to the Company’s Class A ordinary shares). The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. However, the Registration Rights Agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period. The Company will bear the expenses incurred in connection with the filing of any such registration statement
.
Underwriting Agreement
The underwriters are entitled to a deferred fee of $0.35 per Unit, or $24,150,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
Backstop Agreement
In connection with the signing of the Business Combination Agreement, the Company and Cannae entered into the Backstop Agreement whereby Cannae has agreed, subject to the other terms and conditions included therein, at the BPS Closing (as defined in the Backstop Agreement), to subscribe for Class A ordinary shares of the Company in order to fund redemptions by shareholders of the Company in connection with the Pending Business Combination, in an amount of up to
$690,000,000, in consideration for a placement fee of $3,450,000
. On November 11, 2021, the Backstop Agreement was terminated. See Note 11 for further discussion.
NOTE 8. SHAREHOLDERS’ DEFICIT
Preference Shares
The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. The Company’s Board is
 authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The Board is
 able to, without shareholder approval, issue preference shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. As of September 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

AUSTERLITZ ACQUISITION CORPORATION I
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

Class A Ordinary Shares
The Company is authorized to issue 800,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021 and December 31, 2020, there were no Class A ordinary shares issued and outstanding, excluding 69,000,000 ordinary shares subject to possible redemption at September 30, 2021.
Class B Ordinary Shares
The Company is authorized to issue
80,000,000
Class B ordinary shares with a par value of $
0.0001
per share. Holders of the Class B ordinary shares are entitled to one vote
for each share. As of September 30, 2021 and December 31, 2020, there were
14,785,715
and
1
Class B ordinary shares issued and outstanding, respectively
The Class B ordinary shares will automatically convert into Class A ordinary shares on the business day following the completion of a Business Combination, on a one-for-one basis, subject to adjustment.
Class C Ordinary Shares
The Company is authorized to issue 80,000,000 Class C ordinary shares with a par value of $0.0001 per share. Holders of the Class C ordinary shares are entitled to one vote for each share. As of September 30, 2021 and December 31, 2020, there were 14,785,715 and no
Class C ordinary shares issued and outstanding, respectively.
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
In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the IPO and related to the closing of the Company’s initial Business Combination, except if such is the result of the conversion of the Company’s Class B ordinary shares or Class C ordinary shares, the ratio at which the Class B ordinary shares and Class C ordinary shares will convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the issued and outstanding Class B ordinary shares and Class C ordinary shares, as applicable in each case, agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares and Class C ordinary shares will equal, in the aggregate, on an as-converted
basis
, 15% and 15%,
respectively, of the sum of (i) the total number of the Company’s issued and outstanding ordinary shares upon completion of the IPO, plus (ii) the total number of ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities (as defined herein) or deemed issued by the Company in connection with or in relation to the completion of the initial Business Combination (including the forward purchase shares, but not the forward purchase warrants), excluding (1) any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination, and (2) any private placement warrants issued to the Sponsor or any of its affiliates upon conversion of working capital loans. Any conversion of Class B ordinary shares or Class C ordinary shares described herein will take effect as a compulsory redemption of Class B ordinary shares or Class C ordinary shares and an issuance of Class A ordinary shares as a matter of Cayman Islands law. In no event will Class B ordinary shares or Class C ordinary shares convert into Class A ordinary shares at a rate of less than one to one.

AUSTERLITZ ACQUISITION CORPORATION I
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. WARRANTS
As of September 30, 2021, there were 17,250,000 Public Warrants outstanding. As of December 31, 2020, there were no Public Warrants outstanding. Each whole warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of a
B
usiness
C
ombination, provided that an effective registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available (or we permit holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of the Company’s Class A ordinary shares. This means only a whole warrant may be exercised at a given time by a warrant holder. No fractional warrants will be issued upon separation of the units, no cash will be paid in lieu of fractional warrants and only whole warrants will trade.
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
Redemption of warrants when the price per Class
 A ordinary share equals or exceeds $
18.00
:
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
redemption period.

AUSTERLITZ ACQUISITION CORPORATION I
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

Redemption of warrants when the price per share of Class
 A ordinary shares equals or exceeds $
10.00
:
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
In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s Board, and in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares and Alignment Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the completion of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates a Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the Public Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices described above under
“Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00” and “Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively.
As of September 30, 2021, there were 10,533,333 Private Placement Warrants outstanding. As of December 31, 2020, there were no Private Placement Warrants outstanding.
The Private Placement Warrants are identical to the Public Warrants included in the Units sold in the IPO, except that (x) the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or salable until 30
days after the completion of a Business Combination, subject to certain limited exceptions, (y) the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable
so long as they are held by the initial purchasers or their permitted transferees and (z) the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants will be entitled to registration rights. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
NOTE 10. FAIR VALUE MEASUREMENTS
Warrant Liabilities and Backstop Agreement Asset
The Warrants and Backstop Agreement are accounted for as assets and liabilities pursuant to ASC
815-40
and are measured at fair value as of each reporting period. Changes in the fair value of the Warrants and Backstop Agreement are recorded in the statement of operations each period.

AUSTERLITZ ACQUISITION CORPORATION I
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of September 30, 2021:

	Level 1	Level 2	Level 3	Total
Assets:

Backstop Asset	$—	$2,212,251	$—	$2,212,251

	$—	$2,212,251	$—	$2,212,251

Liabilities:
Public Warrants	$29,152,500	$—	$—	$29,152,500
Private Placement Warrants	—	—	18,959,999	18,959,999

Total liabilities	$29,152,500	$—	$18,959,999	$48,112,499

The asset for the Backstop Agreement was valued using a Black Scholes Model that utilizes level 2 fair value measurement inputs. The model utilizes key inputs including the public trading price of the Company’s Class A ordinary shares, the limited amount of time the Backstop Agreement will be outstanding, risk-free rates, and the volatility of our Class A ordinary shares based on the historical volatility of the Company’s publicly traded Class A ordinary shares and the volatility of comparable public companies. On November 11, 2021, the Backstop Agreement was terminated. See Note 11 for further discussion
.
On April 23, 2021, the Public Warrants surpassed the
52-day
threshold waiting period to be publicly traded in accordance with the Prospectus filed March 1, 2021. Once publicly traded, the observable input qualifies the liability for treatment as a Level 1 liability. As such, as of September 30, 2021, the Company classified the Public Warrants as Level 1.
The Private Placement Warrants wer
e
 valued using a Black Scholes Model which utilizes Level 3 fair value inputs. The valuation uses a Black Scholes Option Pricing Model. The model utilizes key inputs including the exercise strike price, implied volatility of the underlying securities, risk free interest rates based on US treasury rates, and expiration date of the warrants based on the contractual warrant terms. The primary unobservable input utilized in determining the fair value of the Private Placement Warrants as of September 30, 2021 is the implied volatility of the underlying security. The implied volatility used in calculating the fair value of the Private Placement Warrants was 23.8% and was determined using a call lattice model.
The following table presents a summary of the changes in the fair value of the Company’s assets (liabilities) measured using level 3 fair value inputs:

	Public Warrant Liability	Private Placement Warrant Liability	Total

Fair value, March 2, 2021	$(28,635,000)	$(18,854,666)	$(47,489,666)
Recognized loss on change in fair value	(517,500)	(526,667)	(1,044,167)

Fair value, March 31, 2021	(29,152,500)	(19,381,333)	(48,533,833)
Transfer to level 1	29,152,500	—	29,152,500

Fair value, June 30, 2021	—	(19,381,333)	(19,381,333)
Recognized gain on change in fair value	—	421,334	421,334

Fair value, September 30, 2021	$—	$(18,959,999)	$(18,959,999)

Loss on change in fair value of warrant liability on the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2021 also includes a loss of $3,054,666 recognized on the excess of the fair value of the Private Placement Warrants as of March 2, 2021 over the cash received.
NOTE 11. SUBSEQUENT EVENTS
In accordance with ASC Topic 855
Subsequent Events
, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company evaluated subsequent events that occurred after the balance sheet date up to the date the condensed consolidated financial statements were issued and has concluded that all such events that would require adjustment or disclosure have been recognized or disclosed in the condensed consolidated financial statements.
On November 11, 2021, the Company entered into the Mutual Termination Agreement to terminate the Business Combination Agreement. In conjunction with the Mutual Termination Agreement, the Company will receive $5,000,000 as reimbursement for out-of-pocket expenses. As a result of the termination of the Business Combination Agreement, the Backstop Agreement and the Amended and Restated Sponsor Agreement were automatically terminated.

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
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its IPO filed with the SEC on March 1, 2021 and Part II, Item 1A “Risk Factors” below. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
Overview
We are a blank check company incorporated on December 21, 2020 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses. We intend to effectuate a Business Combination using cash from the proceeds of our IPO and the Private Placement, the proceeds of the sale of our shares in connection with a Business Combination, shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities, those necessary to prepare for our IPO and, after completing our IPO, identifying a target company for a Business Combination and negotiating and working to consummate the Pending Business Combination. We do not expect to generate any operating revenues until after completion of a Business Combination. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as we conduct due diligence on prospective Business Combination candidates. Additionally, we recognize non-cash
gains and losses with other income (expense) related to changes in recurring fair value measurement of our Warrant liabilities and the asset or liability for the Backstop Agreement at each reporting period.
For the quarter ended September 30, 2021, we had net income of $4,035,669, which consists of $2,326,673 in operating costs, offset by non-cash
gains of $1,111,334 and $5,251,008 related to changes in the fair value of the Warrant liability and Backstop Agreement, respectively.
For the nine-months ended September 30, 2021, we had a net loss of $9,599,566, which consists of non-cash
losses of $3,677,499 related to change in the fair value of the Warrants, $1,605,246 related to offering costs allocated to warrant liabilities, expenses of $3,450,000 related to the Backstop Placement Fee and operating costs of $3,079,072, partially offset by a non-cash
gain on the change in fair value of the Backstop Agreement of $2,212,251.
Liquidity and Capital Resources
As of September 30, 2021, we had cash of $176,462 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, and structure, negotiate and complete a Business Combination.
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
For the nine months ended September 30, 2021, cash used in operating activities was $1,062,193. Net loss of $9,599,566 was affected by a non-cash
loss of $3,677,499 related to changes in the fair value of warrants, a non-cash
gain of $2,212,251 related to changes in the fair value of the backstop agreement, losses of $1,605,246 related to offering costs allocated to warrant liabilities, expenses of $3,450,000 related to the payable for the Backstop Placement Fee and changes in operating assets and liabilities, which used an aggregate of $2,016,879 of cash from operating activities.
As of September 30, 2021, we had cash and marketable securities of $690,000,000 held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account (less taxes paid and deferred underwriting commissions) to complete our initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Off-Balance
Sheet Financing Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of September 30, 2021 or December 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities.
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
Refer to Note 7 to the financial statements included in Item 1 of Part I of this Quarterly Report for further discussion of our obligations under the Registration Rights Agreement.
Refer to Note 1 to the financial statements included in Item 1 of Part I of this Quarterly Report for further discussion of the terms and obligations of the Company under the Business Combination Agreement, Backstop Agreement, and Amended and Restated Sponsor Agreement entered into on May 10, 2021 and Note 11 to the financial statements for discussion of the termination of such agreements subsequent to September 30, 2021.
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
Warrant Liabilities and Backstop Agreement Asset
The Company accounts for the Warrants and Backstop Agreement as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the Warrants and Backstop Agreement and the applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the Warrants and Backstop Agreement are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the Warrants and Backstop Agreement are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and execution of the Backstop Agreement and as of each subsequent quarterly period end date while the Warrants and Backstop Agreement are outstanding. For issued or modified instruments such as warrants and forward purchases of equity that meet all of the criteria for equity classification, such instruments are required to be recorded as a component of additional paid- in capital at the time of issuance. For issued or modified instruments that do not meet all the criteria for equity classification, such instruments are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of liability-classified instruments are recognized as a non-cash
gain or loss on the unaudited condensed consolidated statements of operations.
The Company accounts for the Warrants and Backstop Agreement in accordance with ASC
815-40
under which the Warrants and Backstop Agreement do not meet the criteria for equity classification and must be recorded as assets or liabilities. The liability for the Warrants and asset for the Backstop Agreement are included in Warrant liability and Backstop asset, respectively, on the condensed consolidated balance sheet as of September 30, 2021. See Note 9 to our condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report for further discussion of the pertinent terms of the Warrants and Note 10 for further discussion of the methodology used to determine the fair value of the Company’s liability for the Warrants and asset for the Backstop Agreement.

Class A Ordinary Shares Subject to Possible Redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of our unaudited condensed consolidated balance sheet.
Net Income (Loss) per Ordinary Share
The Company has three classes of shares, one for each of its Class A, Class B, and Class C ordinary shares. Income and losses are shared pro rata between the three classes of shares. Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. We apply the two-class
method in calculating earnings per share. Refer to Note 3 to our condensed consolidated financial statements included in Item 1 of Part 1 of this Quarterly Report for further discussion of the calculation of our net loss per share.
Recently Issued Accounting Pronouncements
Refer to Note 3 to our condensed consolidated financial statements included in Item 1 of Part 1 of this Quarterly Report for discussion of management’s consideration of recently issued accounting pronouncements.
Revision of Previously Issued Financial Statements
Refer to Note 2 to our condensed consolidated financial statements included in Item 1 of Part 1 of this Quarterly Report for discussion of revisions to the Company’s previously issued financial statements related to our accounting for the value of our redeemable Class A ordinary shares presented in temporary equity and our calculation of net loss per ordinary share.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of September 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds received into the Trust Account, have been placed in a
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
Rules 13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in
Rules 13a-15
(e) and
15d-15
(e) under the Exchange Act) were effective.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on
Form 10-Q that
has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.
Remediation of a Material Weakness in Internal Control over Financial Reporting
We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed unaudited financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2021.

PART II – OTHER INFORMATION

ITEM 1A.	RISK FACTORS.
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our IPO filed with the SEC on March 1, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
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
(No.
333-252932).
The SEC declared the registration statement effective on February 25, 2021.
Of the gross proceeds received from the IPO, $690,000,000 was placed in the Trust Account.

ITEM 6.	EXHIBITS.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

No.	Description of Exhibit

3.1	Amended and Restated Memorandum and Articles of Association. (1)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 3, 2021 and incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUSTERLITZ ACQUISITION CORPORATION I

Date: November 12, 2021		/s/ David W. Ducommun
	Name:	David W. Ducommun
	Title:	President
( Principal Executive Officer )

Date: November 12, 2021		/s/ Bryan Coy
	Name:	Bryan Coy
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)