Form 10-Q/A
period 2021-09-30
Austerlitz Acquisition Corp I
filed 2022-01-10
CIK 1838207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q/A
Amendment No.1

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
As of January 7, 2022 there were
 69,000,000 shares of Class A ordinary shares, 14,785,715 shares of Class B ordinary shares and 14,785,715 shares of Class C ordinary shares of the Registrant issued and outstanding.

AUSTERLITZ ACQUISITION CORPORATION I
FORM
10-Q
FOR THE QUARTER ENDED
SEPTEMBER 30, 2021

EXPLANATORY NOTE
Austerlitz Acquisition Corporation I (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 (this “Amended Form 10-Q”) to amend and restate certain terms and disclosures in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) on November 15, 2021 (the “Original Quarterly Report”).
Background of Restatement
As disclosed in the Original Quarterly Report, in connection with the preparation of the Company’s financial statements as of and for the period ended September 30, 2021 management determined it should revise its previously reported financial statements. The Company previously valued its Class A ordinary shares subject to possible redemption by adjusting the balance presented in temporary equity such that the Company’s total equity was not less than $5,000,001 in order to satisfy certain requirements of its Amended and Restated Memorandum and Articles of Association (“Articles”). Upon further review of the Articles and listing requirements of the New York Stock Exchange, management determined that, as of any given balance sheet date, the number of Class A ordinary shares which can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control is not impacted by the requirement of the Articles to maintain $5,000,001 of net tangible assets. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management made a reclassification adjustment between temporary and permanent equity as of September 30, 2021. In the Original Quarterly Report the Company disclosed the impact of such adjustment to the Company’s previously issued (i) balance sheet as of March 2, 2021, (ii) financial statements for the quarterly period ended March 31, 2021 and (iii) financial statements for the quarterly period ended June 30, 2021 (collectively, the “Affected Periods”).
Following the filing of the Original Quarterly Report, management re-evaluated the materiality of the reclassification and whether the reclassification adjustment related to temporary equity and permanent equity was material. Although the qualitative factors that management originally assessed tended to support a conclusion that the misstatements were not material, upon reconsideration we determined these qualitative factors were not strong enough to overcome the quantitative impact to the financial statements and the Company believes that the misstatements are material. As such, the Company determined the change in classification of the Class A ordinary shares and change to its presentation of earnings per share is material. The impact of such change to the financial statements for the quarterly periods ended March 31, 2021 and June 30, 2021 are disclosed in Note 2 of the
Original Quarterly Report and in this Amended Form 10-Q, with the restatements resulting in a change in the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares. Further, due to the change in presentation for the Class A ordinary shares subject to redemption, the Company also restated its earnings per share calculation to allocate net income (loss) pro rata to all classes of the Company’s ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, all classes of ordinary shares share pro rata in the income (loss) of the Company.
There is no impact to the cash held in trust by the Company or the Company’s reported amounts for total assets, cash flows, or net income (loss). On January 10, 2022, the Company’s management and the audit committee of the Company’s board of directors, concluded that the Company’s financial statements and related financial information as of March 2, 2021 and for the periods ended March 31, 2021 and June 30, 2021, should no longer be relied upon and such financial statements and information that has been previously filed or otherwise reported is superseded by the information in this Amended Form 10-Q. On January 10, 2022, the Company filed a report on Form 8-K disclosing the non-reliance on the balance sheet as of March 2, 2021 included in the Current Report on Form 8-K filed with the SEC on March 8, 2021, as well as the Quarterly Report Form 10-Q for the period ended March 31,2021 filed on May 17, 2021 and Quarterly Report on Form 10-Q for the period ended June 30, 2021 filed on August 16,
2021.

Internal Control Considerations
In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of September 30, 2021. The Company’s management has concluded that, in light of the errors described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective as a result thereof. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to our financial statements, including enhanced communication among our personnel and third-party professionals with whom we consult regarding application of complex financial instruments. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Amended Form 10-Q.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.
AUSTERLITZ ACQUISITION CORPORATION I
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021 (Unaudited)	December 31, 2020
ASSETS
Cash	$176,462	$—
Prepaid expenses	363,153	—
Other current assets	15,524	—

Total current assets	555,139	—
Deferred offering costs associated with proposed public offering	—	181,669
Investments held in trust account	690,000,000	—
Backstop asset	2,212,251
Other assets	147,251	—

Total assets	$692,914,641	$181,669

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$19,243	$—
Accrued offering costs	442,516	161,669
Accrued expenses	2,061,048	—
Backstop placement fee payable to related party	3,450,000	—
Due to related party	17,450	25,000

Total current liabilities	5,990,257	186,669
Deferred underwriting fees payable	24,150,000	—
Derivative warrant liabilities	48,112,499	—

Total liabilities	78,252,756	186,669

Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, 69,000,000 and -0- shares as of September 30, 2021 and December 31, 2020, respectively, at $10.00 redemption value	690,000,000	—
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 800,000,000 shares authorized; none issued and outstanding as of September 30, 2021 and December 31, 2020, respectively (excluding 69,000,000 shares subject to possible redemption as of September 30, 2021)	—	—
Class B ordinary shares, $0.0001 par value; 80,000,000 shares authorized; 14,785,715 and one shares issued and outstanding as of September 30, 2021 and December 31, 2020 respectively	1,479	—
Class C ordinary shares, $0.0001 par value; 80,000,000 shares authorized; 14,785,715 and -0- shares issued and outstanding as of September 30, 2021 and December 31, 2020 respectively	1,479	—
Additional paid-in capital	—	—
Accumulated deficit	(75,341,073)	(5,000)

Total shareholders’ deficit	(75,338,115)	(5,000)

Total Liabilities and Shareholders’ Deficit	$692,914,641	$181,669

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AUSTERLITZ ACQUISITION CORPORATION I
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Formation and operating costs	$2,326,673	$3,079,072

Loss from operations	(2,326,673)	(3,079,072)
Offering costs allocated to warrant liability	—	(1,605,246)
Change in fair value of warrant liability	1,111,334	(3,677,499)
Change in fair value of backstop liability	5,251,008	2,212,251
Backstop placement fee expense	—	(3,450,000)

Net i ncome ( l oss)	$4,035,669	$(9,599,566)

Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted , as restated	69,000,000	53,835,165

Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption , as restated	$0.04	$(0.12)

Weighted average shares outstanding of Class B non-redeemable ordinary shares, basic and diluted , as restated	14,785,715	14,785,715

Basic and diluted net income (loss) per share, Class B non-redeemable ordinary shares , as restated	$0.04	$(0.12)

Weighted average shares outstanding of Class C non-redeemable ordinary shares, basic and diluted , as restated	14,785,715	14,785,715

Basic and diluted net income (loss) per share, Class C non-redeemable ordinary shares , as restated	$0.04	$(0.12)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AUSTERLITZ ACQUISITION CORPORATION I
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021
(Unaudited)

	Ordinary Shares
	Class B		Class C
	Shares	Amount	Shares	Amount	Additional Paid- In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance as of January 1, 2021	1	$—	—	$—	$—	$(5,000)	$(5,000)
Issuance of Class B and Class C ordinary shares to Sponsor	14,785,715	1,479	14,785,715	1,479	22,042	—	25,000
Cancellation of Class B ordinary share to Sponsor	(1)	—	—	—	—	—	—
Sale of Class A shares, net of $65,758,549 issuance costs	—	—	—	—	—	—	—
Adjustment of Class A ordinary shares to redemption valu e	—	—	—	—	(22,042)	(65,736,507)	(65,758,549)
Net loss	—	—	—	—	—	(5,752,119)	(5,752,119)

Balance as of March 31, 2021 , as restated	14,785,715	$1,479	14,785,715	$1,479	$—	$(71,493,626)	$(71,490,668)
Net loss	—	—	—	—	—	(7,883,116)	(7,883,116)

Balance as of June 30, 2021 , as restated	14,785,715	$1,479	14,785,715	$1,479	$—	$(79,376,742)	$(79,373,784)
Net income	—	—	—	—	—	4,035,669	4,035,669

Balance as of September 30, 2021	14,785,715	$1,479	14,785,715	$1,479	$—	$(75,341,073)	$(75,338,115)

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

1
1

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

AUSTERLITZ ACQUISITION CORPORATION I
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
In connection with the preparation of the Company’s financial statements as of and for the period ended September 30, 2021, management determined it should restate its previously reported financial statements. The Company previously valued its Class A ordinary shares subject to possible redemption by adjusting the balance presented in temporary equity such that the Company’s total equity was not less than $5,000,001 in
order to satisfy certain requirements of its Amended and Restated Memorandum and Articles of Association (“Articles”). Upon further review of the Articles and listing requirements of the New York Stock Exchange, management determined that, as of any given balance sheet date, the number of Class A ordinary shares which can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control is not impacted by the requirement of the Articles to maintain
$5,000,001 of
net tangible assets. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management made a reclassification adjustment between temporary and permanent equity as of September 30, 2021. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Class A ordinary shares.
In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also restated its earnings per share calculation to allocate net income (loss) to our Class A, B and C ordinary shares based on each classes’ relative number of shares outstanding compared to the Company’s total shares outstanding. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company.
There has been no change in the Company’s total assets or operating results.
The impact of the restatement of the Company’s financial statements is reflected in the following tables:

	March 2, 2021
	As reported	Adjustment	Restated
Total liabilities	$72,100,148	$4,325	$72,104,473
Class A ordinary shares subject to possible redemption (temporary equity)	614,644,014	75,355,986	690,000,000
Shareholders’ Equity (Deficit):
Class A ordinary shares	800	(800)	—
Additional paid-in capital	9,666,842	(9,666,842)	—
Accumulated deficit	(4,670,591)	(65,692,669)	(70,363,260)

Total Shareholders’ Equity (Deficit)	$5,000,009	$(75,360,311)	$(70,360,302)

	March 31, 2021 (unaudited)
	As reported	Adjustment	Restated
Class A ordinary shares subject to possible redemption (temporary equity)	613,509,327	76,490,673	690,000,000
Shareholders’ Equity (Deficit):
Class A ordinary shares	765	(765)	—
Additional paid-in capital	10,753,401	(10,753,401)	—
Accumulated deficit	(5,757,119)	(65,736,507)	(71,493,626)

Total Shareholders’ Equity (Deficit)	5,000,005	(76,490,673)	(71,490,668)

1

AUSTERLITZ ACQUISITION CORPORATION I
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

	For the three months ended March 31, 2021 (unaudited)
	As reported	Adjustment	Restated
Statement of Operations
Net loss	$(5,752,119)	$—	$(5,752,119)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	69,000,000	(46,000,000)	23,000,000

Basic and diluted net loss per ordinary share, Class A	$—	$(0.11)	$(0.11)

Weighted average shares outstanding of Class B and Class C ordinary shares, basic and diluted	29,571,430	29,571,430	—

Basic and diluted net loss per Class B and Class C ordinary share	$(0.19)	$0.19	$—

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	—	14,785,715	14,785,715

Basic and diluted net loss per Class B ordinary share	$—	$(0.11)	$(0.11)

Weighted average shares outstanding of Class C ordinary shares, basic and diluted	—	14,785,715	14,785,715

Basic and diluted net loss per Class C ordinary share	$—	$(0.11)	$(0.11)

Statement of Cash Flows
Initial classification of Class A ordinary shares subject to possible redemption	614,644,014	(614,644,014)	—

	June 30, 2021 (unaudited)
	As reported	Adjustment	Restated

Class A ordinary shares subject to possible redemption (temporary equity)	$605,626,210	$84,373,790	$690,000,000
Shareholders’ Equity (Deficit):
Class A ordinary shares	844	(844)	—
Additional paid-in capital	18,636,440	(18,636,440)	—
Accumulated deficit	(13,640,235)	(65,736,506)	(79,376,741)

Total Shareholders’ Equity (Deficit)	$5,000,007	$(84,373,790)	$(79,373,783)

	For the three months ended June 30, 2021 (unaudited)			For the six months ended June 30, 2021 (unaudited)
	As reported	Adjustment	Restated	As reported	Adjustment	Restated
Statement of Operations
Net loss	$(7,883,116)	$—	$(7,883,116)	$(13,635,235)	$—	$(13,635,235)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	69,000,000	—	69,000,000	69,000,000	(22,872,928)	46,127,072

Basic and diluted net loss per ordinary share, Class A	$—	$(0.08)	$(0.08)	$—	$(0.18)	$(0.18)

Weighted average shares outstanding of Class B and Class C ordinary shares, basic and diluted	29,571,430	(29,571,430)	—	29,571,430	(29,571,430)	—

Basic and diluted net loss per Class B and Class C ordinary share	$(0.27)	$0.27	$—	$(0.46)	$0.46	—

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	—	14,785,715	14,785,715	—	14,785,715	14,785,715

Basic and diluted net loss per Class B ordinary share	$—	$(0.08)	$(0.08)	$—	$(0.18)	$(0.18)

Weighted average shares outstanding of Class C ordinary shares, basic and diluted	—	14,785,715	14,785,715	—	14,785,715	14,785,715

Basic and diluted net loss per Class C ordinary share	$—	$(0.08)	$(0.08)	$—	$(0.18)	$(0.18)

Statement of Cash Flows
Initial classification of Class A ordinary shares subject to possible redemption	N/A	N/A	N/A	614,644,014	(614,644,014)	—
Change in value of class A ordinary shares subject to possible redemption	N/A	N/A	N/A	(9,017,804)	9,017,804	—
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

1

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

1

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

1

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

1

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

1

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

1

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

2
2

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

2
3

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

2
4

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
NOTE 11. SUBSEQUENT EVENTS
In accordance with ASC Topic 855
Subsequent Events
, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company evaluated subsequent events that occurred after the balance sheet date up to the date the condensed consolidated financial statements were issued and has concluded that all such events that would require adjustment or disclosure have been recognized or disclosed in the condensed consolidated financial statements, including the restatement discussed in Note 2.
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

2
5

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
Restatement of Previously Issued Financial Statements
Refer to Note 2 to our condensed consolidated financial statements included in Item 1 of Part 1 of this Quarterly Report for discussion of restatements to the Company’s previously issued financial statements related to our accounting for the value of our redeemable Class A ordinary shares presented in temporary equity and our calculation of net loss per ordinary share.

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
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments as described in the Explanatory Note in this Amended Form 10-Q and in the footnotes to the financial statements included in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021, as filed with the SEC on May 17, 2021
. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Amended Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Amended Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our financial statements described in this Amended Form 10-Q had not yet been identified.
We have identified a material weakness in our internal control over financial reporting. The material weakness was due to management’s review of the of the accounting treatment for the financial instruments issued in the initial public offering and sold in the concurrent private placement. Management’s review was insufficient to identify a classification error that led to our restatement of our financial statements, as described in Note 2 to the financial statements included in this Amended Form 10-Q. Management has made changes in its internal control over financial reporting to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including enhanced communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The Company can offer no assurance that these changes will ultimately have the intended effects. As of the date of this Amended Form 10-Q, this has not been remediated.

PART II – OTHER INFORMATION

ITEM 1A.	RISK FACTORS.
Factors that could cause our actual results to differ materially from those in this Amended Form 10-Q are any of the risks described in our final prospectus for our IPO filed with the SEC on March 1, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. In addition, we identified the following additional risks in connection with the material weakness identified in our internal control over financial reporting.
We have identified a material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments and this material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.
We have identified a material weakness in our internal control over financial reporting. The material weakness was a result of deficiencies in management’s review of the accounting treatment for the financial instruments issued in the IPO and Private Placement. Management’s review of the accounting for such instruments was insufficient to identify a classification error that led to our revision or restatement of our financial statements, as described in Note 2 to the financial statements included in this Amended Form 10-Q and in the footnotes to the financial statements included in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021, as filed with the SEC on May 17, 2021.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the misstatements and restatements of our financial statements, management, including our Chief Executive Officer and Chief Financial Officer, concluded that there was a material weakness in internal control over financial reporting as of September 30, 2021.
We have implemented a remediation plan, described under Part I, Item 4
Controls and Procedures
included in this Amended Form 10-Q, to remediate the material weakness, but can give no assurance that the measures we have taken will prevent any future material weaknesses or deficiencies in internal control over financial reporting. Even though we have strengthened our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

AUSTERLITZ ACQUISITION CORPORATION I

Date: January 10, 2022		/s/ David W. Ducommun
	Name:	David W. Ducommun
	Title:	President
( Principal Executive Officer )

Date: January 10, 2022		/s/ Bryan Coy
	Name:	Bryan Coy
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

32