Form 10-K
period 2021-12-31
Austerlitz Acquisition Corp I
filed 2022-03-16
CIK 1838207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File
No. 001-40110

AUSTERLITZ ACQUISITION CORPORATION I
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1583472
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1701 Village Center Circle, Las Vegas, Nevada 89134
(Address of principal executive offices) (zip code)
(702)
323-7330
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Units, each consisting of one share of Class A ordinary share and one-fourth of one redeemable warrant	AUS.U	New York Stock Exchange
Class A ordinary shares, par value $0.0001	AUS	New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	AUS WS	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of
Regulation S-T
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in
Rule 12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2
of the Exchange Act).    Yes  ☒    No  ☐
The aggregate market value of the Class A ordinary shares held by non-affiliates
of the registrant as of June 30, 2021, was $684,223,072 based on the closing price of $9.92 as reported by the New York Stock Exchange.
As of March 15, 2022, there were 69,000,000 Class A ordinary shares, 14,785,715 Class B ordinary shares and 14,785,715 Class C ordinary shares of the Registrant issued and outstanding.
Auditor Firm ID: 100        Auditor Name: Withum Smith + Brown, PC        Auditor Location: New York

AUSTERLITZ ACQUISITION CORPORATION I
FORM 10-K

i

PART I

Item 1.	Business
Introductory Note
The following describes the business of Austerlitz Acquisition Corporation I. Except where otherwise noted, all references to “we,” “us,” “our,” “Austerlitz I,” or the “Company,” are to Austerlitz Acquisition Corporation I.
Company History and Description of Business
The Company was incorporated as a Cayman Island exempted company on December 21, 2020. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (the “Business Combination” or an initial business combination). The Company’s sponsor is Austerlitz Acquisition Sponsor, LP I (the “Sponsor”).
On March 2, 2021, the Company consummated its initial public offering (the “IPO” or “Initial Public Offering”) of 69,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units, the “Public Shares” and with respect to the warrants included in the Units sold the “Public Warrants”), including 9,000,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional Units to cover over- allotments. The Units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $690,000,000.
Substantially concurrently with the closing of the IPO, the Company completed a private sale of an aggregate 10,533,333 warrants (the “Private Placement Warrants”, and together with the Public Warrants, the “Warrants”) at a purchase price of $1.50 per Private Placement Warrant (the “Private Placement”) to the Sponsor, generating aggregate gross proceeds to the Company of $15,800,000.
Following the closing of the IPO and Private Placement on March 2, 2021, an amount of $690,000,000 ($10.00 per Unit) of the proceeds from the IPO were placed in a U.S.-based, non-interest-bearing
trust account at JP Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, LLC, acting as trustee (the “Trust Account”). Except with respect to interest earned on the funds in the Trust Account, if any, that may be released to the Company to pay its franchise and income taxes and expenses relating to the administration of the trust account, the proceeds from the IPO and the Private Placement held in the Trust Account will not be released until the earliest of (a) the completion of a Business Combination, (b) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of its obligation to redeem 100% of its public shares if the Company does not complete its initial business combination within 24 months from the closing of the IPO or (ii) with respect to any other provisions relating to shareholders’ rights or pre-initial
business combination activity, and (c) the redemption of all of the Company’s public shares if it is unable to complete its business combination within 24 months from the closing of the IPO, subject to applicable law.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete its initial Business Combination with one or more target businesses that together have a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding any deferred underwriting commissions held in the Trust Account) at the time the Company signs a definitive agreement in connection with a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended.
The forgoing is a summary of the Company’s history and general business purpose. For a complete discussion of the development of the Company’s business refer to the Company’s Registration Statement on Form
S-1
(File
No. 333-252932)
filed with the SEC on February 22, 2021 (the “IPO Prospectus”), which is incorporated by reference herein. The following is a discussion of the updates to our development of business subsequent to the date of our IPO Prospectus.

WIL Business Combination
On May 10, 2021, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with Wave Merger Sub Limited, an exempted company limited by shares incorporated in Bermuda and a direct and a wholly owned subsidiary of the Company (“Merger Sub”), and Wynn Interactive Ltd., an exempted company limited by shares incorporated in Bermuda (“WIL”).
The Business Combination Agreement provided for, among other things, the consummation of the following transactions (the “WIL Business Combination”): (i) the Company would transfer by way of continuation from the Cayman Islands to Bermuda and register as an exempted company limited by shares, at which time the Company would change its name to “Wynn Interactive Limited”; and (ii) Merger Sub would merge with and into WIL (the “Merger”), with WIL being the surviving company of the Merger.
In connection with the signing of the Business Combination Agreement, the Company and Cannae Holdings, Inc. (“Cannae”), an affiliate of the Sponsor, entered into a Backstop Facility Agreement (the “Backstop Agreement”) whereby Cannae agreed, subject to the other terms and conditions included therein, at the BPS Closing (as defined in the Backstop Agreement), to subscribe for the Company’s Class A ordinary shares in order to fund redemptions by shareholders of the Company in connection with the Pending Business Combination, in an amount of up to $690,000,000 (the “Cannae Subscription”), in consideration for a placement fee of $3,450,000 (the “Backstop Placement Fee”). The Backstop Agreement was contingent on the closing of the WIL Business Combination.
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
In connection with the signing of the Business Combination Agreement, the Company and Cannae entered into a mutual termination agreement to terminate that certain forward purchase agreement dated as of February 25, 2021, pursuant to which Cannae had agreed to purchase 5,000,000 Class A ordinary shares of the Company and 1,250,000 warrants.
On November 11, 2021, the Company entered into a mutual termination agreement (the “Mutual Termination Agreement”) to terminate the Business Combination Agreement. In conjunction with the Mutual Termination Agreement, the Company received $5,000,000 as reimbursement for out-of-pocket
expenses (the “WIL Expense Reimbursement”). As a result of the termination of the Business Combination Agreement, the Backstop Agreement and the Amended and Restated Sponsor Agreement were automatically terminated.
Additional Information
The Company’s Annual Reports on Form
10-K,
Quarterly Reports on Form
10-Q,
Current Reports on Form
8-K,
and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act, are filed with the Securities and Exchange Commission (the “SEC”). The Company is subject to the informational requirements of the Exchange Act and files or furnishes reports, proxy statements and other information with the SEC. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.
Our website address is www.Austerlitz2.com. We make available free of charge on or through our website our Annual Report on
Form 10-K,
Quarterly Reports on
Form 10-Q,
Current Reports on
Form 8-K
and all amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. However, the information found on our website is not part of this or any other report.
Our executive offices are located at 1701 Village Center Circle, Las Vegas, NV 89134 and our telephone number at that location is
(702) 323-7330.

Item 1A.	Risk Factors
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY
Some of the statements contained in this Annual Report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

•	our ability to complete our initial business combination;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential investment opportunities;

•	our public securities’ potential liquidity and trading;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties;

•	our financial performance following our IPO; or

•	the other risks and uncertainties discussed in “Risk Factors” in this Annual Report.
The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the section below entitled “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

RISK FACTORS
An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, before making a decision to invest in our units. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.
Risks Relating to Our Search for, and Consummation of or Inability to Consummate, a Business Combination
Our public shareholders may not be afforded an opportunity to vote on any proposed initial business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.
We may choose not to hold a shareholder vote before we complete an initial business combination if the business combination would not require shareholder approval under applicable law or stock exchange listing requirement. For instance, if we were seeking to acquire a target business where the consideration we were paying in the transaction was all cash, we would not be required to seek shareholder approval to complete such a transaction. Except as required by law or stock exchange, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may complete our initial business combination even if a majority of our public shareholders do not approve of the business combination we complete.
Shareholders’ only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of their right to redeem shares from us for cash.
Prior to our initial business combination, investors will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Since our Board may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder vote. Accordingly, investors only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising their redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.
If we seek shareholder approval of our initial business combination, our initial shareholders, members of our management team and Cannae Holdings have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.
Our initial shareholders own, on an
as-converted
basis, 30% of our issued and outstanding Class A ordinary shares. Our initial shareholders and members of our management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval of an initial business combination, such initial business combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including our Class B and Class C ordinary shares. If we submit our initial business combination to our public shareholders for a vote, pursuant to the terms of letter agreements entered into with us, our Sponsor, officers and directors have agreed to vote their Class B and Class C ordinary shares and any public shares purchased during or after our IPO, in favor of our initial business combination. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our initial shareholders and each member of our management team, and Cannae Holdings to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.
The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for additional third party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share
amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commissions and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions.
The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that investors would have to wait for liquidation in order to redeem their shares.
If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, investors in our Class A ordinary shares would not receive their pro rata portion of the trust account until we liquidate the trust account. If such investors are in need of immediate liquidity, they could attempt to sell their shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, investors in our Class A ordinary shares may suffer a material loss on their investment or lose the benefit of funds expected in connection with our redemption until we liquidate or they are able to sell their shares in the open market.
The requirement that we complete an initial business combination within 24 months after the closing of our IPO may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.
Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete an initial business combination within 24 months from the closing of our IPO. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.
We may not be able to complete an initial business combination within 24 months after the closing of our IPO, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.
Our Sponsor, officers and directors have agreed that we must complete our initial business combination within 24 months from our IPO. We may not be able to find a suitable target business and complete an initial business combination within 24 months after the closing of our IPO. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of coronavirus
(“COVID-19”)
continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of
COVID-19
may negatively impact businesses we may seek to acquire. If we have not completed an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a
per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the completion of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In such case, our public shareholders may only receive $10.00 per share, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares.
The
COVID-19
pandemic and the impact on business and debt and equity markets could have a material adverse effect on our search for a business combination, and any target business with which we ultimately complete a business combination.
The
COVID-19
pandemic, together with resulting voluntary and U.S. federal and state and
non-U.S.
governmental actions, including, without limitation, mandatory business closures, public gathering limitations, restrictions on travel and quarantines, has meaningfully disrupted the global economy and markets since its outbreak in 2020. Although the long-term economic fallout of
COVID-19
is difficult to predict, it has had and is expected to continue to have ongoing material adverse effects across many, if not all, aspects of the regional, national and global economy. The
COVID-19
pandemic has adversely affected the economies and financial markets worldwide, and the business of any potential target business with which we complete a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if concerns relating to
COVID-19
continue to restrict travel or limit the ability to have meetings with potential investors, or the target company’s personnel, vendors and services providers are unavailable to negotiate and complete a transaction in a timely manner. The extent to which the coronavirus impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus pandemic and the actions to contain the coronavirus or treat its impact, among others. If the disruptions posed by
COVID-19
or other matters of global concern continue for an extensive period of time, it could have a material adverse effect on our ability to complete a business combination, or the operations of a target business with which we ultimately complete a business combination.
In addition, our ability to complete a transaction may be dependent on the ability to raise equity and debt financing, which may be impacted by
COVID-19
and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.
If we seek shareholder approval of our initial business combination, our initial shareholders, directors, executive officers, advisors and their affiliates may elect to purchase shares or public warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares.
If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our initial shareholders, directors, executive officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, where otherwise permissible under applicable laws, rules and regulations, although they are under no obligation to do so. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions.
Such a purchase may include a contractual acknowledgment that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our initial shareholders, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.
If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy solicitation or tender offer materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. For example, we may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a shareholder fails to comply with these or any other procedures, its shares may not be redeemed.
Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we do not complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.
We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds from our IPO and the Private Placement, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we do not complete our initial business combination our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.
If the net proceeds of our IPO and the Private Placement not being held in the trust account are insufficient to allow us to operate for at least the 24 months following our IPO, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our Sponsor or management team to fund our search and to complete our initial business combination.
The funds available to us outside of the trust account to fund our working capital requirements may not be sufficient to allow us to operate for at least 24 months following our IPO, assuming that our initial business combination is not completed during that time. We believe that the funds available to us outside of the trust account, together with funds available from loans from our Sponsor will be sufficient to allow us to operate for at least 24 months following our IPO; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a
“no-shop”
provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we do not complete our initial business combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share upon our liquidation.

If we do not complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.00 per share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares.
Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.
Even if we conduct due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off
assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash
items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing
debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.
If third parties bring claims against us, the proceeds of our IPO held in the trust account could be reduced and the per-share
redemption amount received by shareholders may be less than $10.00 per share.
Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue.
Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not completed an initial business combination within 24 months from the closing of our IPO, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share
redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement the form of which is filed as an exhibit to the IPO Registration Statement, our Sponsor has agreed that they will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share or (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our taxes, if the funds in the trust account are held in an interest-bearing account, provided that such liability will not apply to any claims by a third party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations, and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and investors would receive such lesser amount per share in connection with any redemption of Public Shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.
Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.
In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our taxes, if the funds in the trust account are held in an interest-bearing account, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per share.
We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.
We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever (except to the extent they are entitled to funds from the trust account due to their ownership of public shares). Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we complete an initial business combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.
If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up
petition or an involuntary bankruptcy or
winding-up
petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our Board may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our Board and us to claims of punitive damages.
If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up
petition or an involuntary bankruptcy or
winding-up
petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. In addition, our Board may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.
If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up
petition or an involuntary bankruptcy or
winding-up
petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share
amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.
If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up
petition or an involuntary bankruptcy or
winding-up
petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the trust account, the per-share
amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.
If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.
In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.
In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.
We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, immediately following the completion of our IPO, the proceeds were not invested and are held in a non-interest-bearing
trust account. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Investments in our Public Shares are not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (a) the completion of our initial business combination; (b) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination within 24 months from the closing of our IPO or (ii) with respect to any other provisions relating to the rights of holders of our Class A ordinary shares; or (c) absent our completing an initial business combination within 24 months from the closing of our IPO, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we do not complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We may seek acquisition opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.
We will consider a business combination outside of our management’s area of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in our Public Shares than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in our IPO Prospectus regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any shareholder who choose to remain shareholders following our business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.
Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses and our strategy will be to identify, acquire and build a company in our target investment area, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.
Although we have identified general criteria and guidelines for evaluating prospective target businesses and our strategy will be to identify, acquire and build a company in our target investment area, it is possible that a target business with which we enter into our initial business combination will not have attributes consistent with our general criteria and guidelines. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we do not complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.
We are not required to obtain an opinion from an independent accounting or investment banking firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.
Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent accounting firm or independent investment banking firm that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our Board, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination.
We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the founder shares and the alignment shares at a ratio greater than one-to-one
on the first business day following our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.
Our amended and restated memorandum and articles of association authorize the issuance of up to 800,000,000 Class A ordinary shares, par value $0.0001 per share, 80,000,000 Class B ordinary shares, par value $0.0001 per share, 80,000,000 Class C ordinary shares, par value $0.0001 per share and 1,000,000 preference shares, par value $0.0001 per share. There are 731,000,000, 65,214,285 and 65,214,285 authorized but unissued Class A ordinary shares, Class B ordinary shares and Class C ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares, Class C ordinary shares. Class B ordinary shares and Class C ordinary shares are automatically convertible into Class A ordinary shares on the first business day following the completion of our initial business combination as described in our amended and restated memorandum and articles of association. There are no preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares to redeem the warrants or upon conversion of the Class B ordinary shares or Class C ordinary shares at a ratio greater than one-to-one
on the first business day following our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. However, our amended and restated memorandum and articles of association provide, among other things, that prior to or in connection with our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary shares or preference shares:

•
may significantly dilute the equity interest of investors in our Public Shares, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares or Class C ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one
basis upon conversion of the Class B ordinary shares or Class C ordinary shares;

•	may subordinate the rights of holders of our Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

•
could cause a change in control if a substantial number of Class A ordinary shares is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants; and

•	will not result in adjustment to the exercise price of our warrants.
Unlike most other similarly structured blank check companies, our initial shareholders will receive additional Class A ordinary shares if we issue shares to complete an initial business combination.
The Class B ordinary shares will automatically convert into Class A ordinary shares on the first business day following our initial business combination, on a one-for-one
basis, subject to adjustment for share
sub-divisions,
share dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. The Class C ordinary shares will automatically convert into Class A ordinary shares at the earlier of (i) our meeting certain share price performance thresholds following the completion of our initial business combination, and (ii) subsequent to the completion of our initial business combination, the date on which we complete a merger, share exchange, reorganization or other similar transaction that results in both a change of control and all of our public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property, in each case, on a one-for-one
basis, subject to adjustment as provided herein. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in our IPO and related to the closing of our initial business combination, except if such is the result of the conversion of our Class B ordinary shares or Class C ordinary shares, the ratio at which the Class B ordinary shares and Class C ordinary shares will convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the issued and outstanding Class B ordinary shares and Class C ordinary shares, as applicable in each case, agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares and Class C ordinary shares will equal, in the aggregate, on an as-converted
basis, 15% and 15%, respectively, of the sum of (i) the total number of our issued and outstanding ordinary shares after our IPO, plus (ii) the total number of ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities (as defined herein) or deemed issued by the company in connection with or in relation to the completion of the initial business combination, excluding (1) any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial business combination, and (2) any private placement warrants issued to our sponsor or any of its affiliates upon conversion of working capital loans. In no event will the Class B ordinary shares and Class C ordinary shares convert into Class A ordinary shares at a rate of less than one to one. This is different than most other similarly structured blank check companies in which the initial shareholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.
We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.
Trasimene Capital Management, LLC (“Trasimene Capital”) is not under any obligation to source any potential opportunities for our initial business combination. Trasimene Capital may offer business combination opportunities to certain companies in which Trasimene Capital has invested or managed, as applicable, before other parties, including our company, and may seek to engage in transactions with businesses that could have otherwise been attractive business combination opportunities for us.
Trasimene Capital may become aware of a potential business combination opportunity that may be an attractive opportunity for our company. However, Trasimene Capital is not under any obligation to source any potential opportunities for our initial business combination or refer any such opportunities to our company or provide any other services to our company. Trasimene Capital’s role with respect to our company is expected to be primarily passive and advisory in nature. Trasimene Capital may offer business combination opportunities to certain companies in which Trasimene Capital has invested or managed, as applicable, before other parties, including our company, and may seek to engage in transactions with businesses that could have otherwise been attractive business combination opportunities for us. Additionally, certain companies in which Trasimene Capital has invested or managed may enter into transactions with, provide goods or services to, or receive goods or services from an entity with which we seek to complete our initial business combination. Transactions of these types may present a conflict of interest because Trasimene Capital may directly or indirectly receive a financial benefit as a result of such transaction.
We may only be able to complete one business combination with the proceeds from our IPO and the Private Placement, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.
Of the net proceeds from our IPO and the Private Placement, $665,850,000 is available to complete our business combination and pay related fees and expenses (which excludes up to approximately $24,150,000, after taking into account the deferred underwriting commissions being held in the trust account).
We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.
This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.
We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.
If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.
In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. By definition, very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.
Our management may not be able to maintain control of a target business after our initial business combination. Upon the loss of control of a target business, new management may not possess the skills, qualifications or abilities necessary to profitably operate such business.
We may structure our initial business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger portion of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.
We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.
We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we would intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination might not be as successful as we anticipate.
To the extent we complete our initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.
We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.
Our amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.
In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, changed industry focus and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds
of our ordinary shares who attend and vote at a general meeting of the company. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then-outstanding public warrants, to make any change to the terms of such warrants that adversely affects the interests of the registered holders of the public warrants, and solely with respect to the terms of the private placement warrants, requires the approval by the holders of at least 65% of the then-outstanding private placement warrants, voting together as a single class. In addition, our amended and restated memorandum and articles of association require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination within 24 months from the closing of our IPO or with respect to any other provisions relating to shareholders’ rights or pre-initial
business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.
The provisions of our amended and restated memorandum and articles of association that relate to our pre-business
combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of a special resolution which requires the approval of the holders of at least two-thirds
our ordinary shares who attend and vote at a general meeting of the company, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association and the trust agreement to facilitate the completion of an initial business combination that some of our shareholders may not support.
Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business
combination activity, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by 90% of the company’s shareholders attending and voting at a general meeting. Our amended and restated memorandum and articles of association provide that any of its provisions related to pre-business
combination activity (including the requirement to deposit proceeds of our IPO and the Private Placement into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders) may be amended if approved by special resolution, meaning holders of at least two-thirds
of our ordinary shares who attend and vote at a general meeting of the company and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our ordinary shares. Our initial shareholders and their permitted transferees, if any, who collectively beneficially own, on an as converted basis, 30% of our issued and outstanding ordinary shares, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business
combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.
Our Sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination within 24 months from the closing of our IPO, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if such funds are held in an interest-bearing account (less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares. These agreements are contained in letter agreements that we have entered into with each of our sponsor, directors and each member of our management team. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.
We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we do not complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.
Although we believe that the net proceeds from our IPO and the Private Placement will be sufficient to allow us to complete our initial business combination, because we have not yet selected any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds from our IPO and the Private Placement prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment may make it difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we do not complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders and not previously released to us to pay our taxes on the liquidation of our trust account, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination. If we do not complete our initial business combination, our public shareholders may only receive approximately $10.00 per share on the liquidation of our trust account, and our warrants will expire worthless.
Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”
In connection with the Company’s assessment of going concern considerations accordance with FASB’s Accounting Standards Update 2014-15, we have determined that if the Company is unable to complete a Business Combination by March 2, 2023, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.
Risks Relating to Our Securities
If we have not completed an initial business combination within 24 months from the closing of our IPO, our public shareholders may be forced to wait beyond such 24 months before redemption from our trust account.
If we have not completed an initial business combination within 24 months from the closing of our IPO, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if such funds are held in an interest-bearing account (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind-up,
liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond 24 months from the closing of our IPO before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we complete our initial business combination prior thereto and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the completion of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.
If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable for a fine of approximately $18,292 and to imprisonment for five years in the Cayman Islands.
We may not hold an annual general meeting until after the completion of our initial business combination.
In accordance with the NYSE corporate governance requirements, we are not required to hold an annual general meeting until the year after our first fiscal year end in which our stock was listed on the NYSE. There is no requirement under the Companies Act for us to hold annual or extraordinary meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to appoint directors and to discuss company affairs with management.
Holders of our Class A ordinary shares will not be entitled to vote on any appointment of directors we hold prior to our initial business combination.
Prior to our initial business combination, only holders of our Class B and Class C ordinary shares, voting together as a single class, will have the right to vote on the appointment and removal of directors of directors. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares and alignment shares will have the right to vote on continuing the company in a jurisdiction outside the Cayman Islands. Accordingly, you may not have any say in the management of our company prior to the completion of an initial business combination.
While we have registered the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act at this time, such registration, or any requisite registration under state securities laws, may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.
We registered the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act. Under the terms of the warrant agreement, we have agreed to use our commercially reasonable efforts to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the Class A ordinary shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis, in which case the number of Class A ordinary shares that you will receive upon cashless exercise will be based on a formula subject to a maximum number of shares equal to 0.3611 Class A ordinary shares per whole warrant (subject to adjustment). However, no such warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from state registration is available. Notwithstanding the above, if our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will be required to use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws and there is no exemption available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units. There may be a circumstance where an exemption from registration exists for holders of our private placement warrants to exercise their warrants while a corresponding exemption does not exist for holders of the warrants included as part of the Units. In such an instance, Cannae Holdings, LLC and its transferees (which may include our directors and executive officers) would be able to sell the ordinary shares underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying ordinary shares. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Our ability to require holders of our warrants to exercise such warrants on a cashless basis after we call the warrants for redemption or if there is no effective registration statement covering the Class A ordinary shares issuable upon exercise of these warrants will cause holders to receive fewer Class A ordinary shares upon their exercise of the warrants than they would have received had they been able to pay the exercise price of their warrants in cash.
If we call the warrants for redemption, we will have the option, in our sole discretion, to require all holders that wish to exercise warrants to do so on a cashless basis in certain circumstances. If we choose to require holders to exercise their warrants on a cashless basis or if holders elect to do so when there is no effective registration statement, the number of Class A ordinary shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his or her warrant for cash. For example, if the holder is exercising 875 public warrants at $11.50 per share through a cashless exercise when the Class A ordinary shares have a fair market value of $17.50 per share when there is no effective registration statement, then upon the cashless exercise, the holder will receive 300 Class A ordinary shares. The holder would have received 875 Class A ordinary shares if the exercise price was paid in cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company because the warrant holder will hold a smaller number of Class A ordinary shares upon a cashless exercise of the warrants they hold.
The warrants may become exercisable and redeemable for a security other than the Class A ordinary shares, and you will not have any information regarding such other security at this time.
In certain situations, including if we are not the surviving entity in our initial business combination, the warrants may become exercisable for a security other than the Class A ordinary shares. As a result, if the surviving company redeems your warrants for securities pursuant to the warrant agreement, you may receive a security in a company of which you do not have information at this time. Pursuant to the warrant agreement, the surviving company will be required to use commercially reasonable efforts to register the issuance of the security underlying the warrants within twenty business days of the closing of an initial business combination.
The grant of registration rights to our initial shareholders and their permitted transferees may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.
Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in our IPO, our initial shareholders and their permitted transferees can demand that we register the Class A ordinary shares into which our Class B and Class C ordinary shares are convertible, the private placement warrants and the Class A ordinary shares issuable upon exercise of the private placement warrants, and warrants that may be issued upon conversion of working capital loans and the Class A ordinary shares issuable upon conversion of such warrants. The registration rights are exercisable with respect to the founder shares, alignment shares and the private placement warrants and the Class A ordinary shares issuable upon exercise of such private placement warrants. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the securities owned by our initial shareholders or their permitted transferees are registered.
Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.
We may pursue business combination opportunities in any sector, except that we will not, under our amended and restated memorandum and articles of association, be permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholders who choose to remain shareholders following our initial business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.
We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders.
We may, in connection with our initial business combination and subject to requisite shareholder approval under the Companies Act, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder or warrant holder to recognize taxable income in the jurisdiction in which the shareholder or warrant holder is a tax resident or in which its members are resident if it is a tax-transparent
entity. We do not intend to make any cash distributions to shareholders or warrant holders to pay such taxes. Shareholders or warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.
After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.
It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.
You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
Our public shareholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination within 24 months from the closing of our IPO or (B) with respect to any other provisions relating to the rights of our Class A ordinary shares, and (iii) the redemption of our public shares if we have not completed an initial business within 24 months from the closing of our IPO, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if have not completed an initial business combination within 24 months from the closing of our IPO, with respect to such Class A ordinary shares so redeemed. In addition, if we do not complete an initial business combination within 24 months from the closing of our IPO is not completed for any reason, compliance with Cayman Islands law may require that we submit a plan of dissolution to our then-existing shareholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public shareholders may be forced to wait beyond 24 months from the closing of our IPO before they receive funds from our trust account. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
Our Class A ordinary shares and warrants are listed on the NYSE. We cannot assure you that our securities will continue to be listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum market capitalization (generally $50,000,000) and a minimum number of holders of our securities (generally 400 public holders).

Additionally, our units will not be traded after completion of our initial business combination and, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our share price would generally be required to be at least $4.00 per share and our shareholders’ equity would generally be required to be at least $4.0 million. We cannot assure you that we will be able to meet those initial listing requirements at that time.
If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter
market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•
a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.
The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units and Class A ordinary shares and warrants are listed on the NYSE, our units, Class A ordinary shares and warrants qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not qualify as covered securities under the statute, and we would be subject to regulation in each state in which we offer our securities.
Investors in our Public Shares are not entitled to protections normally afforded to investors of many other blank check companies.
Since the net proceeds of our IPO and the Private Placement are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 after our IPO and the Private Placement and we filed a Current Report on Form
8-K,
including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units are immediately tradable and we have a longer period of time to complete our initial business combination than do companies subject to Rule 419.
As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.
In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.
In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms.
Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.
In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.
The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination entity’s ability to attract and retain qualified officers and directors.
In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims
(“run-off
insurance”). The need for
run-off
insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.
If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if a holder of our Public Shares or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, public shareholders will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.
If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our IPO without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. An investor in our Public Shares inability to redeem the Excess Shares will reduce their influence over our ability to complete our initial business combination and could suffer a material loss on investment in us if such investor sells Excess Shares in open market transactions. Additionally, an investor will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, an investor will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell their shares in open market transactions, potentially at a loss.
We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.
Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt following our IPO, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share
amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our Class A ordinary shares;

•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, our ability to pay expenses, make capital expenditures and acquisitions and fund other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•
limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements and execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

Our initial shareholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that holders of Public Shares do not support. Similarly, following the completion of our initial business combination, one or more shareholders of the target may have a substantial interest in the combined company and may require us to enter into agreements or other arrangements with respect to board composition and for designation rights.
Upon closing of our IPO, our initial shareholders own, on an as-converted
basis, 30% of our issued and outstanding Class A ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. Neither our initial shareholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in our IPO Prospectus. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our Board, whose members were elected by our sponsor, is divided into three classes, each of which generally serve for a term of three years with only one class of directors being appointed in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” Board, only a minority of the Board will be considered for election and our initial shareholders, because of their ownership position, will have considerable influence regarding the outcome. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares and alignment shares have the right to appoint all of our directors and may remove a member of the Board for any reason. Accordingly, our initial shareholders will continue to exert control at least until the completion of our initial business combination.
We may amend the terms of our warrants in a manner that may be adverse to holders of such warrants with the approval by the holders of at least 65% of the then outstanding public warrants, and the holders of at least 65% of the then outstanding private placement warrants, respectively. As a result, the exercise price of our warrants could be increased, the exercise period could be shortened and the number of Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without investors’ approval.
Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but solely with respect to the terms of the public warrants, any change to the terms of such warrants that adversely affects the interests of the registered holders of the then outstanding public warrants requires the approval by the holders of at least 65% of the then outstanding public warrants and, solely with respect to the terms of the private placement warrants, any change that adversely affects the interests of the registered holders of the then outstanding private placement warrants requires the approval by the holders of at least 65% of the then outstanding private placement warrants, voting together as a single class. Accordingly, we may amend the terms of the public warrants and the private placement warrants, respectively, in a manner adverse to a holder if holders of at least 65% of the then outstanding public warrants, and holders of at least 65% of the then outstanding private placement warrants, voting together as a single class, respectively, approve of such amendment. Although our ability to amend the terms of the public warrants, and the private placement warrants, respectively, with the consent of at least 65% of the then outstanding public warrants, and at least 65% of the then outstanding private placement warrants, voting together as a single class, respectively, is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of such warrants, convert such warrants into cash, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of such a warrant.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.
Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.
Notwithstanding the foregoing, these provisions of the warrant agreement do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.
The provision may have the effect of discouraging lawsuits against our directors and officers. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and Board.
We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to holders, thereby making such warrants worthless.
We have the ability to redeem the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, if, among other things, the Reference Value equals or exceeds $18.00 per share (as adjusted for share sub-divisions,
share capitalizations, reorganizations, recapitalizations and the like). If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants as described above could force holders to (i) exercise their warrants and pay the exercise price therefor at a time when it may be disadvantageous for holders to do so, (ii) sell their warrants at the then-current market price when holders might otherwise wish to hold their warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the Market Value of your warrants. None of the private placement warrants will be redeemable by us so long as they are held by our Sponsor or their permitted transferees.
In addition, we have the ability to redeem the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant if, among other things, the Reference Value equals or exceeds $10.00 per share (as adjusted for share sub-divisions,
share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like). In such a case, the holders will be able to exercise their warrants on a cashless basis prior to redemption for a number of Class A ordinary shares determined based on the redemption date and the fair market value of our Class A ordinary shares. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of ordinary shares received is capped at 0.3611 Class A ordinary shares per whole warrant (subject to adjustment) irrespective of the remaining life of the warrants.
Our warrants, founder shares and alignment shares may have an adverse effect on the market price of the Class A ordinary shares and make it more difficult to effectuate our initial business combination.
We have issued warrants to purchase 17,250,000 of our Class A ordinary shares as part of the units sold in our IPO and issued in a private placement an aggregate of 10,533,333 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share. Our initial shareholders currently own an aggregate of 14,785,715 founder shares and 14,785,715 alignment shares. The founder shares and alignment shares are convertible into Class A ordinary shares on a one-for-one
basis, subject to adjustment as set forth in our IPO Prospectus. In addition, if our sponsor, or any of its affiliates makes any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. Our public warrants are also redeemable by us for our Class A ordinary shares.

To the extent we issue Class A ordinary shares for any reason, including to effectuate a business combination, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants and conversion rights could make us a less attractive acquisition vehicle to a target business. Such warrants when exercised will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants, founder shares and alignment shares may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.
The private placement warrants are identical to the warrants sold as part of the Units except that, so long as they are held by our Sponsor or its permitted transferees, (i) they will not be redeemable by us, (ii) they (including the Class A ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our Sponsor until 30 days after the completion of our initial business combination, (iii) they may be exercised by the holders on a cashless basis and (iv) are subject to registration rights.
Because each unit contains
one-fourth
of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.
Each unit contains
one-fourth
of one warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole units will trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of Class A ordinary shares to be issued to the warrant holder. This is different from other IPOs similar to ours whose units include one ordinary share and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one third of the number of shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if it included a warrant to purchase one whole share.
A provision of our warrant agreement may make it more difficult for us to complete an initial business combination.
Unlike most blank check companies, if (i) we issue additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per ordinary share, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the completion of our initial business combination (net of redemptions), and (iii) the Market Value is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively. This may make it more difficult for us to complete an initial business combination with a target business.
Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.
The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”), or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”), depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.
Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate a business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.
Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form
10-K
for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We have identified a material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments and this material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.
We have identified a material weakness in our internal control over financial reporting. The material weakness was a result of deficiencies in management’s review of the accounting treatment for the financial instruments issued in the IPO and Private Placement. Management’s review of the accounting for such instruments was insufficient to identify a classification error that led to our revision or restatement of our financial statements, as described in the Explanatory Note in our Quarterly Report Form
10-Q/A
filed on January 10, 2022 and in the footnotes to the financial statements included in our Quarterly Report on Form
10-Q
for the fiscal quarter ended March 31, 2021, as filed with the SEC on May 17, 2021.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the misstatement and restatement of our financial statements, management, including our Chief Executive Officer and Chief Financial Officer, concluded that there was a material weakness in internal control over financial reporting as of December 31, 2021.
We have implemented a remediation plan, described under Part II, Item 9 Controls and Procedures included in this Annual Report, to remediate the material weakness, but can give no assurance that the measures we have taken will prevent any future material weaknesses or deficiencies in internal control over financial reporting. Even though we have strengthened our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.
Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.
We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the United States courts against our directors or officers.
Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We are also subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.
We have been advised by Maples and Calder, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the Board or controlling shareholders than they would as public shareholders of a United States company.
Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.
Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered Board and the ability of the Board to designate the terms of and issue new series of preference shares, and the fact that prior to the completion of our initial business combination only holders of our Class B ordinary shares and Class C ordinary shares, voting together as a single class and which have been issued to our sponsor, are entitled to vote on the appointment and removal of directors, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.
An investment in our units, ordinary shares or warrants may result in uncertain or adverse U.S. federal income tax consequences.
An investment in our units, ordinary shares or warrants may result in uncertain U.S. federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to the Units, the allocation an investor makes with respect to the purchase price of a unit between the Class A ordinary shares and the one-fourth
of a warrant to purchase one Class A ordinary share included in each unit could be challenged by the IRS or courts. Furthermore, the U.S. federal income tax consequences of a cashless exercise of warrants included in the Units is unclear under current law. Finally, it is unclear whether the redemption rights with respect to our ordinary shares suspend the running of a U.S. Holder’s holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of Class A ordinary shares is long-term capital gain or loss and for determining whether any dividend we pay would be considered a “qualified dividend” for U.S. federal income tax purposes. Prospective investors are urged to consult their tax advisors with respect to these and other tax consequences when purchasing, holding or disposing of our units.
Since only holders of our founder shares and alignment shares, voting together as a single class, will have the right to vote on the appointment and removal of directors, the NYSE may consider us to be a ‘controlled company’ within the meaning of the NYSE rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.
Only holders of our Class B and Class C ordinary shares, voting together as a single class, have the right to vote on the appointment and removal of directors. As a result, the NYSE may consider us to be a ‘controlled company’ within the meaning of the NYSE corporate governance standards. Under the NYSE corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a ‘controlled company’ and may elect not to comply with certain corporate governance requirements, including the requirements that:

•	we have a Board that includes a majority of ‘independent directors,’ as defined under the rules of the NYSE;

•	we have a compensation committee of our Board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	we have a nominating and corporate governance committee of our Board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.
We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of the NYSE, subject to applicable phase-in
rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to shareholders of companies that are subject to all of the NYSE corporate governance requirements.
Risks Relating to Our Management Team
We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.
Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, may have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. Moreover, certain of our directors and executive officers have time and attention requirements for private investment funds of which affiliates of Trasimene Capital Management, LLC (“Trasimene Capital”) are the investment managers and certain of our officers and directors intend to devote time and attention to Austerlitz Acquisition Corporation II (“Austerlitz II”), a blank check company sponsored by Trasimene Capital, focused on a business combination with a target business in financial technology or information and business services. We do not have an employment agreement with, or key-man
insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.
Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.
Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management, director or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.
Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.
Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement.
The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to his or her fiduciary duties under Cayman Islands law. However, we believe the ability of such individuals to remain with us after the completion of our business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.
We may have a limited ability to assess the management of a prospective target business which may increase the probability that we enter into an initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.
When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.
The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.
Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.
Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers and directors is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers and directors are not obligated to contribute any specific number of hours per week to our affairs. In particular, certain of our executive officers and directors are employed by affiliates of Trasimene Capital, which is an external manager of Cannae Holdings. Our independent directors also serve as officers and Board members for other entities, and certain of our officers and directors intend to devote time and attention to Austerlitz II, a blank check company sponsored by Trasimene Capital, focused on a business combination with a target business in financial technology or information and business services. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.
Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including Austerlitz I or another blank check company, and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.
Until we complete our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. All of our officers and certain of our directors have duties to Trasimene Capital and to certain companies in which Trasimene Capital has invested or managed. These entities, including Austerlitz II, may compete with us for acquisition opportunities. If these entities decide to pursue any such opportunity, we may be precluded from pursuing that opportunity. Subject to his or her fiduciary duties under Cayman Islands law, none of the members of our management team who are also employed by our sponsor or its affiliates have any obligation to present us with any opportunity for a potential business combination of which they become aware. As a result, all of our officers and certain of our directors may offer acquisition opportunities to companies that they are officers or directors of and to certain companies in which Trasimene Capital has invested or managed, as applicable, before we can pursue such opportunities.
In addition, Trasimene Capital or its affiliates may sponsor other blank check companies similar to ours during the period in which we are seeking an initial business combination, and members of our management team may participate in such blank check companies. In particular, Trasimene Capital is currently sponsoring another blank check company, Austerlitz II, which is a blank check company focusing on a business combination with a target business in the financial technology or information and business services sector. Although Austerlitz II intends to seek a business combination with a target business in the financial technology or information and business services sector, it may seek to complete a business combination in any industry or location. Any such companies, including Austerlitz II, may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among the management teams, like in Austerlitz II. However, we do not believe that any potential conflicts would materially affect our ability to complete our initial business combination.
In addition, our sponsor, officers and directors may participate in the formation of, or become an officer or director of, other blank check companies, including in connection with their initial business combinations prior to completion of our initial business combination. Furthermore, our sponsor, officers and directors may have a greater financial interest in the performance of such other affiliated entities than our performance. As a result, our sponsor, officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to other blank check companies with which they may become involved. Our management team, in their capacities as directors, officers or employees of our sponsor or its affiliates or in their other endeavors, may choose to present potential business combinations to the related entities described above, current or future entities affiliated with or managed by our sponsor, Trasimene Capital or third parties, before they present such opportunities to us, subject to their fiduciary duties under Cayman Islands law and any other applicable fiduciary duties. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

In particular, an affiliate of our sponsor is currently sponsoring one other blank check company, Austerlitz II. Austerlitz II may seek to complete a business combination in any sector and is focusing on business combinations in the financial technology industry or information and business services sector. Further, Mr. Foley, our founder and director, serves as a director of Austerlitz II, Mr. Massey, our Chief Executive Officer and director, serves as the Chief Executive Officer of Austerlitz II, Mr. Coy, our Chief Financial Officer, serves as the Chief Financial Officer of Austerlitz II, Mr. Ducommun, our President, serves as President of Austerlitz II, and Mr. Gravelle, our General Counsel and Corporate Secretary, serves as General Counsel and Corporate Secretary of Austerlitz II. In addition, each of Mr. Massey, Mr. Harris, Mr. Linehan and Ms. Meinhardt serves as a director of Austerlitz II. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Cayman Islands law.
In addition to the above, our founder, officers and directors are not required to commit any specific amount of time to our affairs, but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any member of our management team will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process. Accordingly, our founder, officers and directors may have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence.
Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.
We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or executive officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us, including the formation or participation in one or more other blank check companies. Accordingly, such persons or entities may have a conflict between their interests and ours.
The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.
We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, executive officers, directors or existing holders which may raise potential conflicts of interest.
In light of the involvement of our sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers, directors or existing holders. Our directors also serve as officers and Board members for other entities, including, without limitation, those described in Item 10 to this Annual Report. Such entities, including Austerlitz II, may compete with us for business combination opportunities. In addition, our founder and our directors and officers, Trasimene Capital or their affiliates may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Such entities may compete with us for business combination opportunities. Our Sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm, or from an independent accounting firm, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our Sponsor, executive officers and directors will lose some or all of their investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.
The Sponsor paid an aggregate of $25,000, or approximately $0.001 per share, to cover certain of our expenses in consideration of 14,785,715 Class B ordinary shares, par value $0.0001 and 14,785,715 Class C ordinary shares, par value $0.0001. Prior to the initial investment in the Company of $25,000 by the Sponsor, the Company had no assets, tangible or intangible. Our initial shareholders collectively own 30% of our issued and outstanding ordinary shares. The number of founder shares and alignment shares issued was determined based on the expectation that the founder shares and alignment shares would represent 15% and 15%, respectively, of the issued and outstanding shares. In February 2021, our Sponsor transferred 25,000 founder shares and 25,000 alignment shares to each of our independent directors at their original per share purchase price. The founder shares and alignment shares will be worthless if we do not complete an initial business combination. In addition, the Sponsor has purchased an aggregate of 10,533,333 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, for a purchase price of approximately $15,800,000, or $1.50 per whole warrant, that will also be worthless if we do not complete a business combination.
The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the
24-month
anniversary of the closing of our IPO nears, which is the deadline for our completion of an initial business combination.
Risks Associated with Acquiring and Operating a Business in Foreign Countries
If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.
If we pursue a target a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.
If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	exchange listing and/or delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	local or regional economic policies and market conditions;

•	unexpected changes in regulatory requirements;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	underdeveloped or unpredictable legal or regulatory systems;

•	corruption;

•	protection of intellectual property;

•	social unrest, crime, strikes, riots and civil disturbances;

•	regime changes and political upheaval;

•	terrorist attacks, natural disasters and wars;

•	deterioration of political relations with the United States; and

•	government appropriation of assets.
We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.
If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.
Following our initial business combination, our management may resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.
After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.
The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to complete our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.
Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.
In the event we acquire a
non-U.S.
target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following the completion of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the completion of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to complete such transaction.
We may reincorporate in another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.
In connection with our initial business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.
We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.
We are subject to rules and regulations by various governing bodies, including, for example, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

General Risk Factors
The current conflict between Ukraine and Russia has caused unstable market and economic conditions and is expected to have additional global consequences.
The credit and financial markets have experienced extreme volatility and disruptions due to the current conflict between Ukraine and Russia. The conflict is expected to have further global economic consequences, including but not limited to the possibility of severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in inflation rates and uncertainty about economic and political stability. In addition, the United States and other countries have imposed sanctions on Russia which increases the risk that Russia, as a retaliatory action, may launch cyberattacks against the United States, its government, infrastructure and businesses. Any of the foregoing consequences, including those we cannot yet predict, may cause our business, financial condition, results of operations and the price of our ordinary shares to be adversely affected.
We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
We are a recently incorporated company incorporated under the laws of the Cayman Islands with no operating results, and we did not commence operations until obtaining funding through our IPO. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we do not complete our initial business combination, we will never generate any operating revenues.
We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.
If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. holder of our Class A ordinary shares or warrants, such U.S. Holder may be subject to certain adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up
exception. Because the net proceeds from our IPO were not invested and are held in a non-interest-bearing
account, which of our taxable years will be considered the
start-up
year for purposes of the
start-up
exception is subject to uncertainty. If a taxable year of the company’s subsequent to our IPO is considered the start-up
year for purposes of the
start-up
exception, the
start-up
exception may be unavailable to investors in this. Further, even if our IPO is considered consummated within the start-up
year for purposes of the
start-up
exception, there cannot be any assurance that we will qualify for the start-up
exception for our current or any subsequent taxable year. Accordingly, there can be no assurance with respect to our status as a PFIC for our current or any subsequent taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a qualified electing fund (“QEF”) election, but there can be no assurance that we will timely provide such required information, in which case such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules, including the potential unavailability of the start-up
exception and the making of a protective QEF election.
We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to the last day of the fiscal year following the fifth anniversary of our IPO, although circumstances could cause us to lose that status earlier, including if the Market Value of our Class A ordinary shares held by non-affiliates
equals or exceeds $700.0 million as of

any June 30th before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.
Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.
We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
We do not own any real estate or other physical properties materially important to our operation. We currently maintain our executive offices at 1701 Village Center Circle, Las Vegas, NV 89134. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings
There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity.

Item 4.	Mine Safety Disclosures
None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Units began trading on the NYSE under the symbol “AUS.U” on February 26, 2021. Commencing on April 19, 2021, holders of the Units could elect to separately trade our Class A ordinary shares and Warrants included in the Units. The Class A ordinary shares and Warrants that are separated, trade on the NYSE under the symbols “AUS” and “AUS WS,” respectively. Those Units not separated continue to trade on the NYSE under the symbol “ASZ.U”
Holders
At February 28, 2022, there was 1 holder of record of our Units, 1 holder of record of our Class A ordinary shares, 5 holders of record of our Class B ordinary shares, 5 holders of record of our Class C ordinary shares, 2 holders of record of our Public Warrants and 1 holder of record of our Private Placement Warrants.
Dividends
We have not paid any cash dividends on our Class A, Class B or Class C ordinary shares and currently do not expect to pay any such dividends.
Securities Authorized for Issuance Under Equity Compensation Plans
None.
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings
Unregistered Sales of Equity Securities
The sales of our Class B and Class C ordinary shares and Private Placement Warrants to our Sponsor as described herein and in our IPO Prospectus were deemed to be exempt from registration under the Securities Act, in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.
Use of Proceeds
On March 2, 2021, we consummated our Initial Public Offering of 69,000,000 Units. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $690,000,000. The securities sold in the offering were registered under the Securities Act on registration statement on Form
S-1
(No.
333-252932).
Of the gross proceeds received from the Initial Public Offering and the Private Placement, $690,000,000 was placed in the Trust Account.
We paid a total of $13,800,000, in underwriting discounts and commissions and $778,795 for other offering costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer $24,150,000 in underwriting discounts and commissions.
There has been no material change in the planned use of proceeds from the Initial Public Offering as described in our IPO Prospectus.

Item 6.	Reserved

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
See discussion under the header
WIL Business Combination
in Item 1 or Part I of this Annual Report for information on the Company’s terminated business combination with WIL.
The
COVID-19
pandemic has caused difficult market and economic conditions globally since its outbreak in 2020 and the full impact of
COVID-19
continues to evolve. The impact of the
COVID-19
pandemic on our results of operations, financial position and cash flows will depend on future developments, including resurgences and variants of the virus that causes
COVID-19,
as well as efforts to reduce its spread, such as travel bans and other restrictions. These developments and the impact of the
COVID-19
pandemic on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy continue to be impacted for an extended period, our ability to complete our initial Business Combination may be materially adversely affected due to significant governmental measures being implemented to contain the
COVID-19
pandemic or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit our ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate our initial Business Combination in a timely manner.
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

For the year ended December 31, 2021, we had net income of $14,278,180 which consists of $1,714,600 in operating costs and $1,605,246 in transaction costs allocated to Derivative Warrant liabilities, offset by non-cash
gains of $15,262,500 related to changes in the fair value of the Derivative Warrant liabilities and $2,340,526 related to other income. The other income recorded is primarily attributable to the WIL Expense Reimbursement. Other income was recorded to the extent the WIL Expense Reimbursement was not directly attributable to historical expenses of the Company. For the period from December 21, 2020 (Inception) through December 31, 2020, we had a net loss of $5,000, which consisted of $5,000 in operating costs.
Liquidity and Capital Resources
As of December 31, 2021, we had cash of $3,968,177 outside of the Trust Account. As of February 28, 2022, we had cash of $1,930,657 outside of the Trust Account. We paid approximately $2,037,522 relating to accounts payable and accrued expenses subsequent to December 31, 2021. We intend to use the funds held outside the Trust Account primarily to fund working capital, identify and evaluate target businesses, perform business due diligence on prospective target businesses, and structure, negotiate and complete a Business Combination.
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
For the year ended December 31, 2021, cash provided by operating activities was $2,157,674. Net income of $14,278,180 was affected by a non-cash
gain of $15,262,500 related to changes in the fair value of warrants, a loss of $1,605,246 related to offering costs allocated to warrant liabilities, expenses of $27,116 related to the formation and operating expenses funded by a note payable through the Sponsor, and changes in operating assets and liabilities, which provided an aggregate of $1,509,632 of cash from operating activities.
For the period from December 21, 2020 (Inception) through December 31, 2020, cash used in operating activities was $5,000. Net loss of $5,000 was affected by expenses of $5,000 related to the formation and operating expenses funded by a note payable through the Sponsor.
As of December 31, 2021, we had cash of $690,000,000 held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account (less taxes paid and deferred underwriting commissions) to complete our initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
See discussion under the header “Liquidity and Going Concern Consideration” in Note 1 to our consolidated financial statements included in Item 8 of Part II of this Annual Report for discussion of management’s consideration of the Company’s ability to continue as a going concern.
Off-Balance
Sheet Financing Arrangements
We had no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of December 31, 2021 or December 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities.
We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
assets.

Contractual Obligations
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay Cannae a monthly fee up to $5,000 for office space and administrative support services. We began incurring these fees on February 25, 2021 and will continue to incur these fees monthly until the earlier of the completion of a Business Combination and our liquidation.
The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The shareholders will be entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account (initially $10.00 per share), calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Class A ordinary shares are recorded at redemption value and classified as temporary equity, in accordance with Accounting Standards Codification (“ASC”) Topic 480
Distinguishing Liabilities from Equity
(“ASC 480”).
Critical Accounting Estimates
The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and expenses during the period reported. Actual results could materially differ from those estimates. We have identified the following critical accounting estimates effecting our financial statements:
Warrant Liabilities and Backstop Agreement Asset
The Company accounts for the Warrants and Backstop Agreement as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the Warrants and Backstop Agreement and the applicable authoritative guidance in ASC 480 and ASC Topic 815,
Derivatives and Hedging
(“ASC 815”). The assessment considers whether the Warrants and Backstop Agreement are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the Warrants and Backstop Agreement are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and execution of the Backstop Agreement and as of each subsequent quarterly period end date while the Warrants and Backstop Agreement are outstanding. For issued or modified instruments such as warrants and forward purchases of equity that meet all of the criteria for equity classification, such instruments are required to be recorded as a component of additional paid- in capital at the time of issuance. For issued or modified instruments that do not meet all the criteria for equity classification, such instruments are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of liability-classified instruments are recognized as a non-cash
gain or loss on the consolidated statements of operations.
The Company accounts for the Warrants and Backstop Agreement in accordance with ASC
815-40
under which the Warrants and Backstop Agreement do not meet the criteria for equity classification and must be recorded as assets or liabilities. The liability for the Warrants is included in Derivative warrant liabilities on the consolidated balance sheet as of December 31, 2021. The Backstop Agreement was terminated on November 11, 2021.
See Note 8 to our consolidated financial statements included in Item 8 of Part II of this Annual Report for further discussion of the pertinent terms of the Warrants and Note 9 for further discussion of the methodology used to determine the fair value of the Company’s liability for the Warrants and asset for the Backstop Agreement.
Class A Ordinary Shares Subject to Possible Redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of our consolidated balance sheet.

Net Income (Loss) per Ordinary Share
The Company has three classes of shares, one for each of its Class A, Class B, and Class C ordinary shares. Income and losses are shared pro rata between the three classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the year. We apply the two-class
method in calculating earnings per share. Refer to Note 2 to our consolidated financial statements included in Item 8 of Part 1 of this Fiscal Report for further discussion of the calculation of our net income (loss) per share.
Recently Issued Accounting Pronouncements
Refer to Note 2 to our consolidated financial statements included in Item 8 of Part 1 of this Annual Report for discussion of management’s consideration of recently issued accounting pronouncements.

Item 8.	Financial Statements and Supplementary Data
Index to Financial Statements (1)

Reports of Independent Registered Public Accounting Firm	40

Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020	41

Consolidated Statements of Operations for the year ended December 31, 2021 and for the period from December 21, 2020 (Inception) through December 31, 2020	42

Consolidated Statements of Changes in Shareholders’ Equity for the year ended December 31, 2021 and for the period from December 21, 2020 (Inception) through December 31, 2020	43

Consolidated Statements of Cash Flows for the year ended December 31, 2021 and for the period from December 21, 2020 (Inception) Through December 31, 2020	44

Notes to Consolidated Financial Statements	45

(1) All supplemental schedules have been omitted since the information is either included in the financial statement or the notes thereto or they are not required or are not applicable.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
Austerlitz Acquisition Corporation I
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Austerlitz Acquisition Corporation I (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2021 and the period from December 21, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and the period from December 21, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Restatement of Previously Issued Financial Statement
As described in Note 2 to the financial statements, the Company’s previously issued March 2, 2021 financial statement has been restated herein to correct certain misstatements.
Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, if the Company is unable to complete a business combination by March 2, 2023, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ WithumSmith+Brown, PC
We have served as the Company’s auditor since 2020.
New York, New York
March 16, 2022
PCAOB ID Number 100

AUSTERLITZ ACQUISITION CORPORATION I
CONSOLIDATED BALANCE SHEETS

	As of December 31, 2021	As of December 31, 2020
ASSETS
Cash	$3,968,177	$—
Prepaid expenses	379,400	—
Other current assets	15,524	—

Total current assets	4,363,101	—
Deferred offering costs	—	181,669
Cash held in Trust Account	690,000,000	—
Other assets	55,717	—

Total Assets	$694,418,818	$181,669

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$12,555	$—
Due to related party	27,116	25,000
Accrued offering costs	442,516	161,669
Accrued expenses	2,074,500	—

Total current liabilities	2,556,687	186,669
Deferred underwriting fees payable	24,150,000	—
Derivative warrant liabilities	29,172,500	—

Total liabilities	$55,879,187	186,669
Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 69,000,000 shares at $10.00 redemption value	690,000,000	—
Shareholders’ deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 800,000,000 shares authorized; none issued and outstanding (excluding 69,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 80,000,000 shares authorized; 14,785,715 and 1 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	1,479	—
Class C ordinary shares, $0.0001 par value; 80,000,000 shares authorized; 14,785,715 and -0- shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	1,479	—
Additional paid-in capital	—	—
Accumulated deficit	(51,463,327)	(5,000)

Total shareholders’ deficit	(51,460,369)	(5,000)

Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$694,418,818	$181,669

The accompanying notes are an integral part of these consolidated financial statements.

AUSTERLITZ ACQUISITION CORPORATION I
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended December 31, 2021	For The Period From December 21, 2020 (Inception) Through December 31, 2020
Formation and operating costs	$1,719,600	$5,000

Loss from operations	(1,719,600)	(5,000)
Change in fair value of derivative warrant liabilities	15,262,500	—
Offering costs allocated to derivative warrant liabilities	(1,605,246)	—
Other income	2,340,526	—

Net income (loss)	$14,278,180	$(5,000)

Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	58,135,359	—

Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$0.16	$0.00

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	14,785,715	1

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.16	$(5,000)

Weighted average shares outstanding of Class C ordinary shares, basic and diluted	14,785,715	—

Basic and diluted net income (loss) per share, Class C ordinary shares	$0.16	$0.00

The accompanying notes are an integral part of these consolidated financial statements.

AUSTERLITZ ACQUISITION CORPORATION I
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Ordinary Shares
	Class B		Class C
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance as of December 21, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	1	—	—	—	—	—	—
Net loss	—	—	—	—	—	(5,000)	(5,000)

Balance as of December 31, 2020	1	$—	—	$—	$—	$(5,000)	$(5,000)

	Ordinary Shares
	Class B		Class C
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance as of January 1, 2021	1	$—	—	$—	$—	$(5,000)	$(5,000)
Issuance of Class B and Class C ordinary shares to Sponsor	14,785,715	1,479	14,785,715	1,479	22,042	—	25,000
Cancellation of Class B ordinary share to Sponsor	(1)	—	—	—	—	—	—
Adjustment of Class A ordinary shares to redemption value	—	—	—	—	(22,042)	(65,736,507)	(65,758,549)
Net income	—	—	—	—	—	$14,278,180	14,278,180

Balance as of December 31, 2021	14,785,715	$1,479	14,785,715	$1,479	$—	$(51,463,327)	$(51,460,369)

The accompanying notes are an integral part of these consolidated financial statements.

AUSTERLITZ ACQUISITION CORPORATION I
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31, 2021	For The Period From December 21, 2020 (Inception) Through December 31, 2020
Cash Flows from Operating Activities
Net income (loss)	$14,278,180	$(5,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Offering costs allocated to warrant liability	1,605,246	—
Formation and operating expenses funded by note payable through Sponsor	27,116	5,000
Gain on change in fair value of warrant liability	(15,262,500)	—
Changes in operating assets and liabilities:
Prepaid expenses	(346,905)	—
Other assets	(71,241)	—
Accounts payable	12,555	—
Accrued expenses	1,915,223	—

Net cash provided by operating activities	2,157,674	—

Cash Flows from Investing Activities
Investment of cash into Trust Account	(690,000,000)	—

Net cash used in investing activities	(690,000,000)	—

Cash Flows from Financing Activities
Advances from related party	184,277	—
Repayment of promissory note - related party	(191,827)	—
Proceeds from sale of Units, net of offering costs	676,018,053	—
Proceeds from sale of Private Placement Warrants	15,800,000	—

Net cash provided by financing activities	691,810,503	—

Net increase in cash	3,968,177	—
Cash - beginning of period	—	—

Cash - end of period	$3,968,177	$—

Supplemental disclosure of noncash investing and financing activities:
Issuance of Class B and Class C ordinary shares to Sponsor as settlement of due to related party	$25,000	$—

Deferred offering costs included in accrued expenses	$280,847	$—

Deferred offering costs paid through promissory note - related party	$166,827	$20,000

Deferred underwriting fees payable	$24,150,000	$161,669

The accompanying notes are an integral part of these consolidated financial statements.

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
As of December 31, 2021, the Company had not commenced any operations. All activity through December 31, 2021, related to the Company’s formation and the initial public offering and efforts to identify and complete a business combination, which is described below. The Company has selected December 31 as its fiscal year end.
On March 2, 2021, the Company consummated its initial public offering (the “IPO” or “Initial Public Offering”) of 69,000,000 units (the “Units”), including 9,000,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional Units to cover over-allotments. The Units, each consisting of one Class A ordinary share (the “Public Shares”) and one-fourth
of a redeemable warrant (each whole warrant a “Public Warrant”), were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $690,000,000, which is described in Note 3.
Simultaneously with the closing of the IPO, the Company completed a private sale of an aggregate 10,533,333 warrants (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”) at a purchase price of $1.50 per Private Placement Warrant (the “Private Placement”) to Austerlitz Acquisition Sponsor, LP I, (the “Sponsor”) generating aggregate gross proceeds to the Company of $15,800,000, which is described in Note 4.
Offering costs consist of legal, accounting and other costs incurred through the balance sheet date that are directly related to the IPO and were primarily charged against the carrying value of the Class A ordinary shares subject to possible redemption upon the completion of the IPO in March 2021. Offering costs of
$1,605,246
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
The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount held in the Trust Account (initially $10.00 per share), calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s Warrants. The Class A ordinary shares are recorded at redemption value and classified as temporary equity, in accordance with ASC 480.
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
The Sponsor has agreed (a) to waive its redemption rights with respect to any Founder Shares (as defined in Note 5), Alignment Shares (as defined in Note 5) and any Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to shareholder’s rights or pre-initial
Business Combination activity, unless the Company provides the public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment and (iii) to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares and Alignment Shares if the Company fails to consummate a Business Combination.
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

WIL Business Combination
On May 10, 2021, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with Wave Merger Sub Limited, an exempted company limited by shares incorporated in Bermuda and a direct and a wholly owned subsidiary of the Company (“Merger Sub”), and Wynn Interactive Ltd., an exempted company limited by shares incorporated in Bermuda (“WIL”).
The Business Combination Agreement provided for, among other things, the consummation of the following transactions (the “WIL Business Combination”): (i) the Company would transfer by way of continuation from the Cayman Islands to Bermuda and register as an exempted company limited by shares, at which time the Company would change its name to “Wynn Interactive Limited”; and (ii) Merger Sub would merge with and into Wynn (the “Merger”), with WIL being the surviving company of the Merger.
In connection with the signing of the Business Combination Agreement, the Company and Cannae Holdings, Inc. (“Cannae”), an affiliate of the Sponsor, entered into a Backstop Facility Agreement (the “Backstop Agreement”) whereby Cannae agreed, subject to the other terms and conditions included therein, at the BPS Closing (as defined in the Backstop Agreement), to subscribe for the Company’s Class A ordinary shares in order to fund redemptions by shareholders of the Company in connection with the WIL Business Combination, in an amount of up to $690,000,000 (the “Cannae Subscription”), in consideration for a placement fee of $3,450,000 (the “Backstop Placement Fee”). The Backstop Placement Fee was expensed upon entry into the Backstop Agreement and was payable upon consummation of the WIL Business Combination. The Backstop Agreement was contingent on the closing of the WIL Business Combination.
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
In connection with the signing of the Business Combination Agreement, the Company and Cannae entered into a mutual termination agreement to terminate that certain forward purchase agreement dated as of February 25, 2021, pursuant to which Cannae had agreed to purchase 5,000,000 Class A ordinary shares of the Company and 1,250,000 warrants.
On November 11, 2021, the Company entered into a mutual termination agreement (the “Mutual Termination Agreement”) to terminate the Business Combination Agreement. In conjunction with the Mutual Termination Agreement, the Company received $5,000,000 as reimbursement for out-of-pocket
expenses. As a result of the termination of the Business Combination Agreement, the Backstop Agreement and the Amended and Restated Sponsor Agreement were automatically terminated. The Backstop Placement Fee was reversed as a result of the termination.
Liquidity and Going Concern Consideration
As of December 31, 2021 and December 31, 2020, the Company had $3,968,177 and $0 in cash, respectively, and a working capital of $1,806,414 and a working capital deficit of $(186,669), respectively.
The Company’s liquidity needs through December 31, 2021 and December 31, 2020, were satisfied through a contribution of $25,000 from the Sponsor to cover certain expenses in exchange for the issuance of the Founder and Alignment Shares, loans from the Sponsor, the termination fee received pursuant to the Mutual Termination Agreement and the proceeds from the consummation of the IPO and Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (defined below, see Note 5). As of December 31, 2021, there were no amounts outstanding under the Working Capital Loans.
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until March 2, 2023 to consummate a business combination. It is uncertain that the Company will be able to consummate a business combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management intends to complete the Business Combination prior to the liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 2, 2023.

Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and the closing of the Business Combination, the specific impact is not readily determinable as of the date of the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available; and, accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 or December 31, 2020.
Offering costs
Offering costs consisted of legal, accounting, and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the Class A ordinary shares issued were charged against the carrying value of the Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering.
Warrant Liabilities and Backstop Agreement Asset
The Company accounts for the Warrants and Backstop Agreement as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the Warrants and Backstop Agreement and the applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the Warrants and Backstop Agreement are freestanding financial instruments pursuant to ASC 480, or meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the Warrants and Backstop Agreement are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and execution of the Backstop Agreement and as of each subsequent quarterly period end date while the Warrants and Backstop Agreement are outstanding. For issued or modified instruments such as warrants and forward purchases of equity that meet all of the criteria for equity classification, such instruments are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified instruments that do not meet all the criteria for equity classification, such instruments are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of liability-classified instruments are recognized as a non-cash
gain or loss on the consolidated statements of operations.
The Company accounts for the Warrants and Backstop Agreement in accordance with ASC
815-40
under which the Warrants and Backstop Agreement do not meet the criteria for equity classification and must be recorded as assets or liabilities. The Warrant liabilities are included in Warrant liability on the consolidated balance sheet as of December 31, 2021. See Note 8 for further discussion of the pertinent terms of the Warrants and Note 9 for further discussion of the methodology used to determine the fair value of the Company’s liabilities for the Warrants.
On November 11, 2021, the Backstop Agreement was terminated. See Note 1 for further discussion. As a result of the termination of the Business Combination Agreement, the Backstop Agreement and the Amended and Restated Sponsor Agreement were automatically terminated, and the backstop asset was written off.
Cash Held in Trust Account
As of December 31, 2021, the assets held in the Trust Account were held in cash.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A Ordinary shares subject to mandatory redemption are classified as a liability and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2021, 69,000,000 shares of Class A ordinary shares subject to possible redemption are presented at the current redemption value as temporary equity, outside of the shareholders’
deficit section of the Company’s consolidated balance sheet.

As of December 31, 2021, Class A ordinary shares reflected on the consolidated balance sheet are reconciled in the following table:

Gross proceeds from sale of Class A ordinary shares	$690,000,000
Less: Allocation to public warrants	(28,635,000)
Less: Issuance costs attributable to Class A ordinary shares	(37,123,549)
Adjustment of Class A ordinary shares to redemption value	65,758,549

Class A ordinary shares subject to possible redemption	$690,000,000

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account at a financial institution which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of December 31, 2021 and December 31, 2020, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
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
As of December 31, 2021 and December 31, 2020, the carrying values of cash, accrued expenses, deferred offering costs and due to related party approximate their fair values due to the short-term nature of the instruments. See Note 9 for further discussion of the fair value of the warrant liabilities and backstop asset.
Net Income (Loss) Per Ordinary Share
The Company complies with accounting and disclosure requirements of ASC Topic 260,
Earnings Per Share
. The Company has three classes of shares, one for each of its Class A, Class B, and Class C ordinary shares. Income and losses are shared pro rata between the three classes of shares. Net income (loss) per ordinary share is computed by dividing net income or loss by the weighted average number of ordinary shares outstanding for the year. Net income (loss) is allocated to the Company’s Class A, B and C ordinary shares based on the relative shares outstanding for each class of shares compared to the Company’s total shares outstanding. The Company has not considered the effect of the Public Warrants or the Private Placement Warrants in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events
.
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
The Company’s basic and diluted earnings (loss) per share are calculated as follows:

For The Year Ended December 31, 2021
Redeemable Class A Ordinary Shares
Net earnings allocable to Redeemable Class A Ordinary Shares	$9,464,115
Basic and diluted weighted average shares outstanding, Redeemable Class A ordinary shares	58,135,359

Basic and diluted net earnings per share, Redeemable Class A ordinary shares	$0.16

Non-Redeemable Class B and Class C Ordinary Shares
Net earnings allocable to non-redeemable Class B Ordinary Shares	$2,407,033
Basic and diluted weighted average shares outstanding, Non-Redeemable Class B ordinary shares	14,785,715

Basic and diluted weighted average shares outstanding, Non-Redeemable Class B	$0.16

Non-Redeemable Class C Ordinary Shares
Net earnings allocable to non-redeemable Class C Ordinary Shares	$2,407,033
Basic and diluted weighted average shares outstanding, Non-Redeemable Class C ordinary shares	14,785,715

Basic and diluted weighted average shares outstanding, Non-Redeemable Class C	$0.16

Income Taxes
The Company complies with the accounting and reporting requirements of ASC Topic 740,
Income Taxes
, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the year presented.
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
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

Restatement of Previously Issued Financial Statements
As previously disclosed in our Quarterly Report on
Form 10-Q
for the period ended March 31, 2021, subsequent to the Company’s Current Report on
Form 8-K
filed on March 8, 2021, the Company identified and corrected certain errors related to the Warrants in connection with the preparation of the financial statement for the
8-K
balance sheet as of March 2, 2021. On April 12, 2021, the Staff of the SEC issued a statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies.” In the statement, the SEC Staff, among other things, highlighted potential accounting implications of certain terms that are common in warrants issued in connection with the initial public offerings of special purpose acquisition companies such as the Company. As a result of the Staff statement and in light of evolving views as to certain provisions commonly included in warrants issued by special purpose acquisition companies, the Company re-evaluated the accounting for our Warrants (as defined in Note 3) under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified in shareholders’ equity. Because the Warrants meet the definition of a derivative under ASC 815-40, we have revised the balance sheet dated March 2, 2021 to classify the Warrants as liabilities at fair value, with subsequent changes in their fair values to be recognized in the statement of operations at each reporting date.
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
As
previously disclosed in our Quarterly Report on Form
10-Q/A
for the period ended September 30, 2021, in connection with the preparation of the Company’s financial statements as of and for the period ended September 30, 2021, management determined it should restate its previously reported financial statements. The Company previously valued its Class A ordinary shares subject to possible redemption by adjusting the balance presented in temporary equity such that the Company’s total equity was not less than $ 5,000,001 in order to satisfy certain requirements of its Amended and Restated Memorandum and Articles of Association (“Articles”). Upon further review of the Articles and listing requirements of the New York Stock Exchange, management determined that, as of any given balance sheet date, the number of Class A ordinary shares which can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control is not impacted by the requirement of the Articles to maintain $ 5,000,001 of net tangible assets. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management made a reclassification adjustment between temporary and permanent equity as of September 30, 2021. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Class A ordinary shares.
The impact of the restatement of the Company’s audited balance sheet as of March 2, 2021, the date the IPO closed, is reflected in the following table:

	March 2, 2021
	As reported	Adjustment	Restated

Warrant liability	$—	$47,489,666	$47,489,666
Total liabilities	24,610,482	47,493,991	72,104,473
Class A ordinary shares subject to possible redemption (temporary equity)	662,133,680	27,866,320	690,000,000
Shareholders’ Equity:
Class A ordinary shares	279	(279)	—
Additional paid-in capital	5,007,452	(5,007,452)	—
Accumulated deficit	(10,679)	(70,352,581)	(70,363,260)

Total Shareholders’ Equity	$5,000,009	$(75,360,312)	$(70,360,303)

NOTE 3. INITIAL PUBLIC OFFERING
Pursuant to the IPO, the Company sold 69,000,000 Units at a purchase price of $ 10.00 per Unit, including 9,000,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional Units to cover over-allotments. Each Unit consists of one Public Share and one-quarter
of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $ 11.50 per share, subject to adjustment (see Note 8).
NOTE 4. PRIVATE PLACEMENT
Simultaneously with the closing of the IPO, the Company completed the Private Placement to the Sponsor generating aggregate gross proceeds to the Company of $ 15,800,000. Each Private Placement Warrant is exercisable for one Class A ordinary share at a price of $ 11.50 per share, subject to adjustment (see Note 8). The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the IPO held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.
NOTE 5. RELATED PARTY TRANSACTIONS
Founder Shares and Alignment Shares
On January 4, 2021, the Sponsor paid an aggregate of $ 25,000 in exchange for the issuance of 12,321,429 shares of Class B ordinary shares (the “Founder Shares”) and 12,321,429 shares of Class C ordinary shares (the “Alignment Shares”). On February 25, 2021, the Sponsor received a share dividend of 2,464,286 Founder Shares and 2,464,286 Alignment Shares, resulting in there being an aggregate of 14,785,715 Founder Shares and 14,785,715 Alignment Shares outstanding.

All share and per share amounts have been retroactively restated.
The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of its (1) Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination; and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $ 12.00 per share (as adjusted for share sub-divisions,
share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any

30-trading
day period commencing at least 150 days after the completion of a Business Combination, or (y) the date on which the Company completes a liquidation, merger, amalgamation, stock exchange, reorganization or other similar transaction that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property; and (2) Alignment Shares and any Class A ordinary shares issued upon conversion thereof until the earlier of: (A) their conversion into Class A ordinary shares; and (B) subsequent to a Business Combination, the date on which the Company completes a merger, share exchange, reorganization or other similar transaction that results in both a change in control and all of the Company’s public shareholders having the right to exchange their ordinary shares for cash, securities or other property.
Promissory Note – Related Parties
On January 5, 2021, the Company issued a promissory note (the “Promissory Note”) to the Sponsor and an affiliate of the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $800,000. The Promissory Note was non-interest
bearing and payable on the earlier of (i) September 30, 2021, and (ii) the completion of the IPO. The outstanding balance under the Promissory Note of $191,827 was repaid upon consummation of the IPO.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into up to an additional 1,000,000 warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.
Administrative Services Agreement
Commencing on February 25, 2021, the Company has agreed to pay an affiliate of its Sponsor a total of $5,000 per month for office space, utilities, and secretarial and administrative support services. For the year ended December 31, 2021, the Company incurred and accrued $55,000 of administrative services under this arrangement. Upon completion of a Business Combination or the Company’s liquidation, the Company will no longer be obligated to pay these monthly fees. As of December 31, 2021, $55,000 of administrative support services fees were unpaid and included in accrued expenses on the consolidated balance sheet. Subsequent to December 31, 2021, the accrued administrative support fees of $55,000 were paid.
Backstop Agreement
In connection with the signing of the Business Combination Agreement, the Company and Cannae entered into the Backstop Agreement whereby Cannae agreed, subject to the other terms and conditions included therein, at the BPS Closing (as defined in the Backstop Agreement), to subscribe for the Company’s Class A ordinary shares in order to fund redemptions by shareholders of the Company in connection with the Pending Business Combination, in an amount of up to $690,000,000, in consideration for a placement fee of $3,450,000. On November 11, 2021, the Backstop Agreement was terminated. See Note 1 for further discussion.
Due to related party
An affiliate of the Sponsor paid certain operating costs on behalf of the Company. These advances are due on demand and non-interest
bearing. During the year ended December 31, 2021 and period from December 21, 2020 (inception) through December 31, 2020, the related party paid $27,116 and $25,000, respectively, of operating costs on behalf of the Company. As of December 31, 2021 and December 31, 2020, the amounts due to the related party were $27,116 and $25,000, respectively.

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
Backstop Agreement
In connection with the signing of the Business Combination Agreement, the Company and Cannae entered into the Backstop Agreement whereby Cannae has agreed, subject to the other terms and conditions included therein, at the BPS Closing (as defined in the Backstop Agreement), to subscribe for Class A ordinary shares of the Company in order to fund redemptions by shareholders of the Company in connection with the Pending Business Combination, in an amount of up to $690,000,000, in consideration for a placement fee of $3,450,000. On November 11, 2021, the Backstop Agreement was terminated. See Note 1 for further discussion.
NOTE 7. SHAREHOLDERS’ DEFICIT
Preference Shares
The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. The Company’s Board is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The Board is able to, without shareholder approval, issue preference shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. As of December 31, 2021 and December 31, 2020, there were no preference shares issued or outstanding.
Class A Ordinary Shares
The Company is authorized to issue 800,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2021 and December 31, 2020, there were no Class A ordinary shares issued and outstanding, excluding 69,000,000
Class A ordinary shares subject to possible redemption and classified in temporary equity at December 31, 2021.
Class B Ordinary Shares
The Company is authorized to issue 80,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of December 31, 2021 and December 31, 2020, there were 14,785,715 and 1 Class B ordinary shares issued and outstanding, respectively.
The Class B ordinary shares will automatically convert into Class A ordinary shares on the business day following the completion of a Business Combination, on a one-for-one
basis, subject to adjustment.

Class C Ordinary Shares
The Company is authorized to issue 80,000,000 Class C ordinary shares with a par value of $0.0001 per share. Holders of the Class C ordinary shares are entitled to one vote for each share. As of December 31, 2021 and December 31, 2020, there were 14,785,715 and no Class C ordinary shares issued and outstanding, respectively.
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
NOTE 8. WARRANTS
As of December 31, 2021 and December 31, 2020, there were 17,250,000 and no Public Warrants outstanding, respectively. Each whole warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of a Business Combination, provided that an effective registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available (or we permit holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of the Company’s Class A ordinary shares. This means only a whole warrant may be exercised at a given time by a warrant holder. No fractional warrants will be issued upon separation of the units, no cash will be paid in lieu of fractional warrants and only whole warrants will trade.
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
As of December 31, 2021 and December 31, 2020, there were 10,533,333 and no Private Placement Warrants outstanding, respectively. The Private Placement Warrants are identical to the Public Warrants included in the Units sold in the IPO, except that (x) the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, (y) the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees and (z) the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants will be entitled to registration rights. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 9. FAIR VALUE MEASUREMENTS
Warrant Liabilities
The Warrants are accounted for as liabilities pursuant to ASC
815-40
and are measured at fair value as of each reporting period. Changes in the fair value of the Warrants are recorded in the consolidated statement of operations each period.
The following table presents the fair value hierarchy for liabilities measured at fair value on a recurring basis as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
Liabilities:
Public Warrants	$18,112,500	$—	$—	$18,112,500
Private Placement Warrants	—	11,060,000	—	11,060,000

Total liabilities	$18,112,500	$11,060,000	$—	$29,172,500

There were no liabilities measured at fair value on a recurring basis as of December 31, 2020.
Upon consummation of the IPO on March 2, 2021, the Company’s Warrants were classified as Level 3 due to unobservable inputs used in the initial valuation. On April 23, 2021, the Public Warrants surpassed the
52-day
threshold waiting period to be publicly traded in accordance with the Prospectus filed March 1, 2021. Once publicly traded, the observable input qualifies the liability for treatment as a Level 1 liability. As such, the Company classified the Public Warrants as Level 1. The Private Placement Warrants are subject to a call alongside the Public Warrants, it is assumed that the trading price of the public warrants is reflective of the fair value of the Private Placement Warrants. Accordingly, the Company classified the Private Placement Warrants as Level 2.
Initially, the estimated fair value of the warrant liability was determined using Level 3 inputs. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market which began in the quarter ended June 30, 2021. As of December 31, 2021, the closing price of the Public Warrant was used as the fair value for the Private Warrants. As such at December 31, 2021, the Private Placement Warrants were transferred to Level 2 due to a make-whole provision which allows the Company to use the value of the closing price of the Public Warrants.
The following table presents the changes in the fair value of our level 3 assets and liabilities:

	Public Warrant Liability	Private Placement Warrant Liability	Total

Fair value, March 2, 2021	$(28,635,000)	$(18,854,666)	$(47,489,666)
Change in fair value	(517,500)	(105,333)	(622,833)
Transfer to level 1	29,152,500	—	29,152,500
Transfer to level 2		18,959,999	18,959,999
Fair value, December 31, 2021	$—	$—	$—

Loss on change in fair value of warrant liability on the consolidated statement of operations for the year ended December 31, 2021 also includes a loss of $3,054,666 recognized on the excess of the fair value of the Private Placement Warrants as of March 2, 2021 over the cash received.
NOTE 10. SUBSEQUENT EVENTS
In accordance with ASC Topic 855,
Subsequent Events
, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company evaluated subsequent events that occurred after the balance sheet date up to the date the consolidated financial statements were issued and has concluded that no such events that would require adjustment or disclosure have occurred.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15
(e) and
15d-15
(e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments as described in the Explanatory Note in our Quarterly Report Form
10-Q/A
filed on January 10, 2022 and in the footnotes to the financial statements included in our Quarterly Report on Form
10-Q
for the fiscal quarter ended March 31, 2021, as filed with the SEC on May 17, 2021. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.
Management’s Report on Internal Controls Over Financial Reporting
This Annual Report on Form
10-K
does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
Other than the material weakness identified and further described below, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
We have identified a material weakness in our internal control over financial reporting. The material weakness was due to management’s review of the accounting treatment for the financial instruments issued in the initial public offering and sold in the concurrent private placement. Management’s review was insufficient to identify a classification error that led to our restatement of our financial statements, as described in Note 2 to our Quarterly Report Form
10-Q/A
filed on January 10, 2022. Management has made changes in its internal control over financial reporting to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including enhanced communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The Company can offer no assurance that these changes will ultimately have the intended effects. As of the date of this Annual Report, this has not been remediated.

Item 9B.	Other Information
None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Our directors and executive officers are as follows:

Name	Age	Position
William P. Foley, II	77	Founder
Hugh R. Harris	70	Director
Mark D. Linehan	59	Director
Erika Meinhardt	63	Director
Dexter Fowler	35	Director
Richard N. Massey	66	Chief Executive Officer and Director
David W. Ducommun	45	President
Bryan D. Coy	52	Chief Financial Officer
Ryan R. Caswell	39	Senior Vice President of Corporate Finance
Michael L. Gravelle	60	General Counsel and Corporate Secretary
William P. Foley, II
is a founder of the Company and served as a director from January 2021 through April 2021. In addition, he has served as the Chairman of Cannae Holdings since July 2017. Mr. Foley is a founder of Fidelity National Financial, Inc. (“FNF”), and has served as the Chairman of the board of directors of FNF since 1984. Mr. Foley serves as a Senior Managing Director of Trasimene Capital. He served as Chief Executive Officer of FNF until May 2007 and as President of FNF until December 1994. Mr. Foley also served as the Chairman of Foley Trasimene I from May 2020 through June 2021, and he was previously Executive Chairman of Foley Trasimene I from March 2020 until May 2020. Mr. Foley also served as the Chairman of Foley Trasimene II from July 2020 through March 2021 and has served as a Director of Austerlitz II from December 2020 to April 2021. Mr. Foley also served as the Chairman of Paysafe Limited from March 2021 to March 2022, and serves as Chairman of Alight, Inc. since July 2021. Mr. Foley also serves as Chairman Emeritus of Black Knight since June 2021, and served as the Executive Chairman of Black Knight from January 2014 to December 2019, and as the co-Executive
Chairman of FGL Holdings from April 2016 to June 2020. Mr. Foley also previously served as a director of Ceridian from September 2013 to August 2019. Mr. Foley also serves as the Chairman of Dun & Bradstreet, which is a Cannae Holdings portfolio company. Mr. Foley also serves as the Chairman, Chief Executive Officer and President of Foley Family Wines Holdings, Inc., a private holding company for numerous vineyards and wineries, and the Executive Chairman and Chief Executive Officer of Black Knight Sports and Entertainment LLC, which is the private company that owns the Vegas Golden Knights, a National Hockey League team. Within the past five- years, Mr. Foley served as the Vice Chairman of FIS and as the Chairman of Remy. After receiving his B.S. degree in engineering from the United States Military Academy at West Point, Mr. Foley served in the U.S. Air Force, where he attained the rank of captain. Mr. Foley’s qualifications to serve on our Board include more than 30 years as a director and executive officer of FNF, his long and deep knowledge of our business and industry, his strategic vision, his experience as a Board member and executive officer of public and private companies in a wide variety of industries, and his strong track record of building and maintaining stockholder value and successfully negotiating and implementing mergers and acquisitions. Mr. Foley provides high-value added services to our Board and has sufficient time to focus on the company.
Hugh R. Harris
has served as a member of our board of directors since February 2021. Mr. Harris has served as a director of Cannae Holdings since November 2017. Mr. Harris is retired, and formerly served as President, Chief Executive Officer and a director of LPS from October 2011 until January 2014, when it was acquired by FNF. Prior to joining LPS, Mr. Harris had been retired since July 2007. Before his retirement, Mr. Harris served as President of the Financial Services Technology division at FNF from April 2003 until July 2007. Prior to joining FNF, Mr. Harris served in various roles with HomeSide Lending Inc. from 1983 until 2001, including President and Chief Operating Officer and later as Chief Executive Officer. Mr. Harris also serves as a member of the board of directors of Austerlitz II since February 2021.
Mark D. Linehan
has served as a member of our board of directors since February 2021. In addition, he has served as a member of the board of directors of Foley Trasimene II from August 2020 to March 2021, as a director of Trebia from June 2020 to January 2022, as a director of Cannae Holdings since September 2019 and as a director of Hudson Pacific Properties (“Hudson Pacific”) since 2010. Mr. Linehan has served as President and Chief Executive Officer of Wynmark Company (“Wynmark”), a private real estate investment and development company, since he founded the company in 1993. Prior to founding Wynmark, he served as a Senior Vice President with Trammell Crow Company (“Trammell”) in Los Angeles, California. Prior to working for Trammell, Mr. Linehan worked for Kenneth Leventhal & Co., a Los Angeles-based public accounting firm specializing in the real estate industry which is now part of Ernst & Young LLP. Mr. Linehan previously served on the board of directors of Condor Hospitality from March 2016 to December 2017. In addition, Mr. Linehan serves as a Director of Direct Relief. Mr. Linehan has a Bachelor of Arts degree in Business Economics from UCSB and is a Certified Public Accountant. Mr. Linehan also serves as a member of the board of directors of Austerlitz II since February 2021.
Erika Meinhardt
has served as a member of our board of directors since February 2021. Ms. Meinhardt has served as a member of the board of directors of Foley Trasimene II from August 2020 to March 2021. In addition, she has served as a director of Cannae Holdings since July 2018. Since January 2018, Ms. Meinhardt has served as Executive Vice President of FNF. She previously served as President of National Agency Operations for FNF’s Fidelity National Title Group from February 2005 until January 2018. Prior to assuming that role, she served as Division Manager and National Agency Operations Manager for FNF from 2001 to 2005. Ms. Meinhardt also serves as a member of the board of directors of Austerlitz II since February 2021.
Dexter Fowler
joined the board of directors of Austerlitz Acquisition Corporation I in April 2021. Mr. Fowler is an American professional baseball outfielder for the Los Angeles Angels. Currently Mr. Fowler is in his 14th Major League Baseball (MLB) season and first with the Angels. Most recently, Mr. Fowler played for the St Louis Cardinals and has played for the Chicago Cubs and Houston Astros. Mr. Fowler began his MLB career when he was drafted by the Colorado Rockies in 2004. Mr. Fowler also represented the United States in the 2008 Summer Olympics, as a member of the United States national baseball team.

Richard N. Massey
has served as Chief Executive Officer of the Company since January 2021 and has served as a member of our Board since February 2021. In addition, he serves as a Senior Managing Director of Trasimene Capital and as Chief Executive Officer and Director of Cannae Holdings. Mr. Massey served as the Chairman and principal shareholder of Bear State Financial, Inc., a publicly traded financial institution from 2011 until April 2018. Mr. Massey also served as Chief Executive Officer of Foley Trasimene I from March 2020 through June 2021, as a director of Foley Trasimene I from May 2020 through June 2021 and as Chief Executive Officer of Austerlitz II since January 2021. Mr. Massey also served as Chief Executive Officer of Foley Trasimene II from July 2020 until March 2021 and as a director of Foley Trasimene I from July 2020 until March 2021. Mr. Massey also serves as a director of Alight, Inc. since July 2021. Mr. Massey has served on Cannae Holdings’ board of directors since June 2018 and Dun & Bradstreet’s board of directors since February 2019, and previously served on Black Knight’s board of directors from December 2014 until July 2020. In addition, Mr. Massey served as a director of FNF from February 2006 to January 2021. Mr. Massey has been a partner in Westrock Capital, LLC, a private investment partnership, since January 2009. Prior to that, Mr. Massey was Chief Strategy Officer and General Counsel of Alltel Corporation and served as a Managing Director of Stephens Inc., a private investment bank, during which time his financial advisory practice focused on software and information technology companies, and he formerly served as a director of FIS. Mr. Massey also previously served as a director of FGL Holdings. Mr. Massey is also a director of the Oxford American Literary Project and the Chairman of the board of directors of the Arkansas Razorback Foundation. Mr. Massey formerly served as a director of FIS and Chairman of Bear State Financial, Inc. We are a blank check company whose business purpose is to effect a business combination, and we will have no operations for Mr. Massey to oversee until we complete our initial business combination.
David W. Ducommun
has served as President of the Company since January 2021. In addition, he served as an Executive Vice President of Corporate Finance of Foley Trasimene I from August 2020 through June 2021 and previously as a Senior Vice President of Corporate Finance from March 2020 through August 2020. Mr. Ducommun has also served as President of Austerlitz I since January 2021 and previously as an Executive Vice President of Corporate Finance of Foley Trasimene II from August 2020 through March 2021 and as a Senior Vice President of Corporate Finance from July 2020 through August 2020. Mr. Ducommun has served as a Managing Director of Trasimene Capital since November 2019. Mr. Ducommun has also served as President of Cannae Holdings since January 2021, as an Executive Vice President of Corporate Finance since August 2020 and as a Senior Vice President of Corporate Finance since November 2017. Mr. Ducommun has over 10 years of experience in the financial industry. Mr. Ducommun has served as a Senior Vice President of Mergers and Acquisitions of FNF from 2011 to November 2019. He also served as Secretary of FGL Holdings from April 2016 until December 2017.
Bryan D. Coy
has served as Chief Financial Officer of the Company since January 2021. In addition, he has served as Chief Financial Officer of Austerlitz II since January 2021, Chief Financial Officer of Foley Trasimene I from July 2020 through June 2021, as Chief Financial Officer of Foley Trasimene II from July 2020 through March 2021 and as Chief Financial Officer of Cannae Holdings since July 2020. He also serves as Managing Director of Trasimene Capital. He served as Chief Financial Officer of Black Knight Sports & Entertainment, LLC, which is the private company that owns the Vegas Golden Knights, a National Hockey League team, from October 2017 to April 2021. He served as Chief Financial Officer of Foley Family Wines from 2017 until 2019. Prior to that, Mr. Coy served as Chief Accounting Officer of Interblock Gaming, an international supplier of electronic gaming tables, from September 2015 to October 2017. He served as Chief Financial Officer—Americas and Global Chief Accounting Officer of Aruze Gaming America from July 2010 through September 2015.
Ryan R. Caswell
has served as Senior Vice President of Corporate Finance of the Company since January 2021 and has served as Senior Vice President of Corporate Finance of Austerlitz II since January 2021. Mr. Caswell is also a Managing Director of Trasimene Capital. Previously Mr. Caswell was a Managing Director in the Financial Institutions Group at BofA Securities where he executed advisory and capital raising transactions from 2008 to August 2020. Before BofA Securities, Mr. Caswell was an investment banker at Bear Stearns. Mr. Caswell has over 15 years of relevant investment and corporate finance experience across a wide variety of industries and transaction types.
Michael L. Gravelle
has served as General Counsel and Corporate Secretary of the Company since January 2021. In addition, he has served as General Counsel and Corporate Secretary of Austerlitz II since January 2021, as General Counsel and Corporate Secretary of Foley Trasimene I from March 2020 to June 2021 and as an Executive Vice President, General Counsel and Corporate Secretary of Cannae Holdings since April 2017. Mr. Gravelle has also served as General Counsel and Corporate Secretary of Foley Trasimene II from July 2020 to March 2021. Mr. Gravelle has served as the Chief Compliance Officer for Trasimene Capital since January 2020. Mr. Gravelle has over 25 years of business and legal experience in the financial industry. Mr. Gravelle has served as an Executive Vice President, General Counsel and Corporate Secretary of FNF since January 2010, and also served in the capacity of an Executive Vice President, Legal since May 2006 and Corporate Secretary since April 2008. Mr. Gravelle joined FNF in 2003, serving as a Senior Vice President. Mr. Gravelle joined a subsidiary of FNF in 1993, where he served as a Vice President, General Counsel and Secretary beginning in 1996 and as a Senior Vice President, General Counsel and Corporate Secretary beginning in 2000. Mr. Gravelle has also served as an Executive Vice President and General Counsel of Black Knight and its predecessors since January 2014 and as Corporate Secretary of Black Knight from January 2014 until May 2018.

Number and Terms of Office of Officers and Directors
Our Board is divided into three classes, with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting of shareholders) serving a three-year term. In accordance with the NYSE corporate governance requirements, we are not required to hold an annual general meeting until the year after our first fiscal year end in which our stock was listed on the NYSE. The term of office of the first class of directors, consisting of Hugh R. Harris, will expire at our first annual general meeting of shareholders. The term of office of the second class of directors, consisting of Mark D. Linehan and Erika Meinhardt, will expire at our second annual general meeting of the shareholders. The term of office of the third class of directors, consisting of William P. Foley, II and Richard N. Massey, will expire at our third annual general meeting of shareholders. We may not hold an annual general meeting of shareholders until after we complete our initial business combination.
Prior to the completion of an initial business combination, any vacancy on the Board may be filled by a nominee chosen by holders of a majority of our founder shares and alignment shares. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares and alignment shares may remove a member of the Board for any reason.
Our officers are appointed by the Board and serve at the discretion of the Board, rather than for specific terms of office. Our Board is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of one or more chairman of the Board, chief executive officer, president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the Board.
Family Relationships
There are no family relationships among any of our executive officers or directors.
Director Independence
NYSE listing standards require that a majority of our Board be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s Board, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Board has determined that each of Hugh R. Harris, Mark D. Linehan and Erika Meinhardt are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors
Our Board has three standing committees: an audit committee, a compensation committee and a corporate governance and nominating committee. Subject to phase-in
rules and a limited exception, the rules of the NYSE and Rule 10A of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in
rules and a limited exception, the rules of the NYSE require that the compensation committee of a listed company be comprised solely of independent directors.
Audit Committee
We established an audit committee of the Board. Hugh R. Harris, Mark D. Linehan and Erika Meinhardt serve as members of our audit committee. Our Board has determined that each of Hugh R. Harris, Mark D. Linehan and Erika Meinhardt is independent under the NYSE listing standards and applicable SEC rules. Mark D. Linehan serves as the chairman of the audit committee. Each member of the audit committee is financially literate and our Board has determined that each of Hugh R. Harris, Erika Meinhardt and Mark D. Linehan qualifies as an “audit committee financial expert” as defined in applicable SEC rules.
The primary functions of the audit committee include:

•	appointing, compensating and overseeing our independent registered public accounting firm;

•	reviewing and approving the annual audit plan for the Company;

•	overseeing the integrity of our financial statements and our compliance with legal and regulatory requirements;

•	discussing the annual audited financial statements and unaudited quarterly financial statements with management and the independent registered public accounting firm;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

•	appointing or replacing the independent registered public accounting firm;

•
establishing procedures for the receipt, retention and treatment of complaints (including anonymous complaints) we receive concerning accounting, internal accounting controls, auditing matters or potential violations of law;

•	monitoring our environmental sustainability and governance practices;

•
establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

•	discussing earnings press releases and financial information provided to analysts and rating agencies;

•	discussing with management our policies and practices with respect to risk assessment and risk management;

•
reviewing any material transaction between our Chief Financial Officer that has been approved in accordance with our Code of Ethics for our officers, and providing prior written approval of any material transaction between us and our President; and

•	producing an annual report for inclusion in our proxy statement, in accordance with applicable rules and regulations.
The audit committee is a separately designated standing committee established in accordance with Section 3(a)(58)(A) of the Exchange Act.
Compensation Committee
We established a compensation committee of our Board. The members of our compensation committee are Hugh R. Harris, Erika Meinhardt and Mark D. Linehan, and Erika Meinhardt serves as chairman of the compensation committee.
Under the NYSE listing standards and applicable SEC rules, we are required to have a compensation committee composed entirely of independent directors. Our board of directors has determined that each of Hugh R. Harris, Erika Meinhardt and Mark D. Linehan are independent.

The principal functions of the compensation committee include:

•
reviewing and approving corporate goals and objectives relevant to our President’s compensation, evaluating our President’s performance in light of those goals and objectives, and setting our President’s compensation level based on this evaluation;

•
setting salaries and approving incentive compensation and equity awards, as well as compensation policies, for all other officers who file reports of their ownership, and changes in ownership, of the Company’s common stock under Section 16(a) of the Exchange Act (the “Section 16 Officers”), as designated by our board of directors;

•	making recommendations to the board with respect to incentive compensation programs and equity-based plans that are subject to board approval;

•	approving any employment or severance agreements with our Section 16 Officers;

•	granting any awards under equity compensation plans and annual bonus plans to our President and the Section 16 Officers;

•	approving the compensation of our directors; and

•	producing an annual report on executive compensation for inclusion in our proxy statement, in accordance with applicable rules and regulations.
The charter of the compensation committee provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.
Compensation Committee Interlocks and Insider Participation
None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our Board.
Corporate Governance and Nominating Committee
We established a corporate governance and nominating committee of our Board. The members of our corporate governance and nominating committee are Mark D. Linehan, Erika Meinhardt and Hugh R. Harris, and Hugh R. Harris serves as chairman of the corporate governance and nominating committee. Under the NYSE listing standards, we are required to have a corporate governance and nominating committee composed entirely of independent directors. Our Board has determined that each of Hugh R. Harris, Mark D. Linehan and Erika Meinhardt is independent.
The primary functions of the corporate governance and nominating committee include:

•	identifying individuals qualified to become members of the board of directors and making recommendations to the board of directors regarding nominees for election;

•	reviewing the independence of each director and making a recommendation to the board of directors with respect to each director’s independence;

•	developing and recommending to the board of directors the corporate governance principles applicable to us and reviewing our corporate governance guidelines at least annually;

•	making recommendations to the board of directors with respect to the membership of the audit, compensation and corporate governance and nominating committees

•
overseeing the evaluation of the performance of the board of directors and its committees on a continuing basis, including an annual self-evaluation of the performance of the corporate governance and nominating committee;

•	considering the adequacy of our governance structures and policies, including as they relate to our environmental sustainability and governance practices;

•	considering director nominees recommended by stockholders; and

•	reviewing our overall corporate governance and reporting to the board of directors on its findings and any recommendations.

Guidelines for Selecting Director Nominees
The guidelines for selecting nominees, generally provide that persons to be nominated:

•	should possess personal qualities and characteristics, accomplishments and reputation in the business community;

•	should have current knowledge and contacts in the communities in which we do business and in our industry or other industries relevant to our business;

•	should have the ability and willingness to commit adequate time to the board of directors and committee matters;

•	should demonstrate ability and willingness to commit adequate time to the board of directors and committee matters;

•
should possess the fit of the individual’s skills and personality with those of other directors and potential directors in building a board of directors that is effective, collegial and responsive to our needs; and

•
should demonstrate diversity of viewpoints, background, experience, and other demographics, and all aspects of diversity in order to enable the board to perform its duties and responsibilities effectively, including candidates with a diversity of age, gender, nationality, race, ethnicity, and sexual orientation.

Each year in connection with the nomination of candidates for election to the board of directors, the corporate governance and nominating committee will evaluate the background of each candidate, including candidates that may be submitted by our shareholders.
Code of Ethics
We have adopted a Code of Ethics applicable to our directors, officers and employees. You can review these documents by accessing our website at austerlitz1.com. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form
8-K.
Conflicts of Interest
Under Cayman Islands law, directors and officers owe the following fiduciary duties:

•	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

•	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

•	directors should not improperly fetter the exercise of future discretion;

•	duty to exercise powers fairly as between different sections of shareholders;

•	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

•	duty to exercise independent judgment.
Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including entities that are affiliates of our sponsors, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

Item 11.	Executive Compensation
None of our executive officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities were first listed on the NYSE through the earlier of completion of our initial business combination or our liquidation, we have reimbursed, and will continue to reimburse, Cannae Holdings for office space and administrative support services provided to us in the amount of $5,000 per month. In addition, our sponsors, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsors, executive officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket
expenses incurred in connection with our activities on our behalf in connection with identifying and completing an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsors, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.
After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.
We do not intend to take any action to ensure that members of our management team maintain their positions with us after the completion of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the completion of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We have no compensation plans under which equity securities are authorized for issuance.
The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 15, 2022, by:

•	each person known by us to be a beneficial owner of more than 5% of our outstanding ordinary shares, on an as-converted basis;

•	each of our officers and directors; and

•	all of our officers and directors as a group.
The following table is based on 98,571,430 Class A ordinary shares outstanding at March 15, 2022, of which 69,000,000 were Class A ordinary shares, 14,785,715 were Class B ordinary shares and 14,785,715 were Class C ordinary shares. Unless otherwise indicated, it is believed that all persons named in the table below have sole voting and investment power with respect to all shares of ordinary shares beneficially owned by them.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Outstanding Ordinary Shares
Austerlitz Acquisition Sponsor, LP II (2)(3)	29,371,430	29.9%
William P. Foley, II (2)(3)	29,371,430	29.9%
Dexter Fowler (4)	50,000		*
Hugh R. Harris (4)	50,000		*
Mark D. Linehan (4)	50,000		*
Erika Meinhardt (4)	50,000		*
Richard N. Massey	—	—
David W. Ducommun	—	—
Bryan D. Coy	900		*
Ryan R. Caswell	—	—
Michael L. Gravelle	25,000		*
All officers and directors as a group (9 individuals)	225,900		*

*	Less than one percent
(1)	Unless otherwise noted, the business address of each of our shareholders is 1701 Village Center Circle, Las Vegas, NV, 89134.
(2)
Interests shown consist of 14,785,715 Class B ordinary shares, and 14,785,715 Class C ordinary shares. Such shares will convert into Class A ordinary shares on a one-for-one
basis, subject to adjustment, as described in the section entitled “Description of Securities” in the IPO Prospectus.

(3)
The securities are held directly by Austerlitz Acquisition Sponsor LP, I (the “Austerlitz Sponsor I”) and indirectly by (i) Trasimene Capital AU, LP I, the sole general partner of the Austerlitz Sponsor (the “Austerlitz GP I”), (ii) Trasimene Capital AU, Corp. I, the sole general partner of Austerlitz GP I (“Trasimene AU Corp. I”), and (iii) William P. Foley, II, the sole shareholder of Trasimene AU Corp. I. As a result, Austerlitz Sponsor I, the Austerlitz GP I, Trasimene AU Corp. I and Mr. Foley may be deemed to have or share beneficial ownership of the securities held directly by the Austerlitz Sponsor I. Each of the Austerlitz GP, Trasimene AU Corp. and Mr. Foley disclaims beneficial ownership of such securities except to the extent of their respective pecuniary interest therein, if any.

(4)
Interests shown consist of 25,000 Class B ordinary shares and 25,000 Class C ordinary shares. Such shares will convert into Class A ordinary shares on a one-for-one
basis, as described in the section entitled “Description of Securities” in the IPO Prospectus.

Item 13.	Certain Relationships and Related Transactions
Founder and Alignment Shares
On January 4, 2021, the sponsor paid an aggregate of $25,000, or approximately $0.001 per share, to cover certain of our expenses in consideration of 12,321,429 Class B ordinary shares (the “Founder Shares”) and 12,321,429 Class C ordinary shares (the “Alignment Shares”). The number of Founder Shares and Alignment Shares issued was determined based on the expectation that such Founder Shares and Alignment Shares would represent 15% and 15%, respectively, of the outstanding shares upon completion of this offering. On February 25, 2021, the Sponsor received a share dividend of 2,464,286 Founder Shares and 2,464,286 Alignment Shares, resulting in our initial shareholders holding an aggregate of 14,785,715 founder shares and 14,785,715 alignment shares. In February 2021, our sponsor transferred 25,000 founder shares and 25,000 alignment shares to each of our independent directors at their original per share purchase price.
Our Sponsor and our directors and executive officers have agreed not to transfer, assign or sell any of their (1) Founder Shares until (a) one year after the completion of our initial business combination, or (b) the date on which we complete a liquidation, merger, share exchange or other similar transaction after our initial business combination that results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property, and (2) Alignment Shares and any Class A ordinary shares issued upon conversion thereof until the earlier of: (A) their conversion into Class A ordinary shares; and (B) subsequent to our initial business combination, the date on which we complete a merger, share exchange, reorganization or other similar transaction that results in both a change in control and all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property (except in each case, with respect to permitted transferees as described herein under “Principal Shareholders— Transfers of Founder Shares, Alignment Shares and Private Placement Warrants”). Any permitted transferees would be subject to the same restrictions and other agreements of our initial shareholders with respect to any founder shares and alignment shares. We refer to such transfer restrictions throughout this prospectus as the lock-up.
Notwithstanding the foregoing, if the last reported sale price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions,
share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after the completion of our initial business combination, the converted Class A ordinary shares will be released from the lock-up.
The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder or Alignment until the earlier to occur of: (A) one year after the completion of a Business Combination; and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, amalgamation, stock exchange, reorganization or other similar transaction that results in all of the Company’s shareholders having the right to exchange their shares of Class A ordinary shares for cash, securities or other property.
Private Placement Warrants
Simultaneously with the closing of the Initial Public Offering, Cannae purchased an aggregate of 10,533,333 private placement warrants (the “Private Placement Warrants”) for a purchase price of $1.50 per whole warrant or $15,800,000. Each private placement warrant entitles the holder to purchase one Class A ordinary share at $11.50 per share. The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.
Registration Rights
Pursuant to a registration rights agreement entered into on March 2, 2021, the holders of our Class B and C ordinary shares, Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans (and any Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights. The holders of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. However, the registration and shareholders rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Administrative Services
Commencing on March 2, 2021, we agreed to pay an affiliate of the Sponsors up to $5,000 per month for office space and administrative support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Item 14.	Principal Accounting Fees and Services
Fees for professional services provided by our independent registered public accounting firm for the year ended December 31, 2021 include:

For the year ended December 31, 2021
Audit Fees (1)	$140,595
All Other Fees (2)	38,110

Total Fees	$178,705

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of our Initial Public Offering, audit of our year-end financial statements and quarterly review services.
(2)	All Other Fees consist of fees billed for professional services rendered for our registration statement on Form S-4 in conjunction with our terminated business combination with WIL.
Policy on Board
Pre-Approval
of Audit and Permissible
Non-Audit
Services of the Independent Auditors
Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve
all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve
all auditing services and permitted
non-audit
services to be performed for us by WithumSmith+Brown, PC, including the fees and terms thereof (subject to the de minimis exceptions for non-audit
services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a) (1)
 Financial Statements.
 Reference is made to the Index to the Consolidated Financial Statements of Austerlitz Acquisition Corporation I included in Item 8 of Part II above.
(a) (2) All other schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.
(a) (3) The following exhibits are incorporated by reference or are set forth on pages to this
Form 10-K:

No.	Description of Exhibit

3.1	Amended and Restated Memorandum and Articles of Association (1)

4.1	Warrant Agreement, dated March 2, 2021, between the Company and Continental Stock Transfer & Trust Company (1)

4.2	Description of securities

10.1	Investment Management Trust Agreement, dated March 2, 2021, between the Company and Continental Stock Transfer & Trust Company. (1)

10.2	Registration Rights Agreement, dated March 2, 2021, among the Company, the Sponsors, Cannae Holdings and certain other security holders named therein. (1)

10.3	Private Placement Warrants Purchase Agreement, dated February 25, 2021, between the Company and Cannae Holdings. (1)

10.4	Administrative Services Agreement, dated March 2, 2021, between the Company and Cannae Holdings (1)

10.5	Form of Letter Agreement, dated March 2, 2021, between the Company and each of its officers and directors. (1)

10.6	Letter Agreement, dated March 2, 2021, between the Company and the Sponsor. (1)

10.7	Form of Indemnity Agreement, dated March 2, 2021, between the Company and each of its officers and directors (1)

10.8	Promissory Note, dated January 4, 2021, issued to the Sponsor and Trasimene Capital Management, LLC. (2)

10.9	Securities Subscription Agreement, dated January 4, 2021, between the Registrant and the Sponsor. (2)

10.10	Form of Forward Purchase Agreement between the Registrant and Cannae Holdings, Inc. (2)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (3)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 3, 2021 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our IPO Prospectus and incorporated by reference herein.
(3)	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Austerlitz Acquisition Corporation I

By:	/s/ David W. Ducommun
David W. Ducommun
President (Principal Executive Officer)
Date: March 16, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David W. Ducommun	President	March 16, 2022
David W. Ducommun	(Principal Executive Officer)

/s/ Bryan D. Coy	Chief Financial Officer	March 16, 2022
Bryan D. Coy	(Principal Financial and Accounting Officer)

/s/ Dexter Fowler	Director	March 16, 2022
Dexter Fowler

/s/ Hugh R. Harris	Director	March 16, 2022
Hugh R. Harris

/s/ Mark D. Linehan	Director	March 16, 2022
Mark D. Linehan

/s/ Richard N. Massey	Director	March 16, 2022
Richard N. Massey

/s/ Erika Meinhardt	Director	March 16, 2022
Erika Meinhardt