Form 10-Q
period 2022-03-31
Austerlitz Acquisition Corp I
filed 2022-05-06
CIK 1838207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
(702)
323-7330
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Units, each consisting of one Class A Ordinary Share and one-fourth of one Warrant	AUS.U	New York Stock Exchange
Class A Ordinary Shares, par value $0.0001 per share	AUS	New York Stock Exchange
Warrants, each whole Warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50 per share	AUS.WS	New York Stock Exchange

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
of the Exchange Act).    YES  ☒    NO  ☐
As of April 29, 2022 there were 69,000,000 shares of Class A ordinary shares, 14,785,715 shares of Class B ordinary shares and 14,785,715 shares of Class C ordinary shares of the Registrant issued and outstanding.

AUSTERLITZ ACQUISITION CORPORATION I
FORM
10-Q
FOR THE QUARTER ENDED
MARCH 31, 2022

PART I - FINANCIAL INFORMATION Item 1. Financial Statements
AUSTERLITZ ACQUISITION CORPORATION I
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022 (Unaudited)	December 31, 2021
ASSETS
Cash	$1,800,556	$3,968,177
Prepaid expenses	405,262	379,400
Other current assets	15,524	15,524

Total current assets	2,221,342	4,363,101
Cash held in Trust Account	690,000,000	690,000,000
Other non-current assets	—	55,717

Total Assets	$692,221,342	$694,418,818

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$102,545	$12,555
Due to related party	32,116	27,116
Accrued offering costs	442,516	442,516
Accrued expenses	33,617	2,074,500

Total current liabilities	610,794	2,556,687
Deferred underwriting fees payable	24,150,000	24,150,000
Derivative warrant liabilities	15,280,833	29,172,500

Total liabilities	40,041,627	55,879,187

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 69,000,000 shares at $10.00 redemption value	690,000,000	690,000,000
Shareholders’ deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 800,000,000 shares authorized; none issued and outstanding (excluding 69,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 80,000,000 shares authorized; 14,785,715 shares issued and outstanding at March 31, 2022 and December 31, 2021	1,479	1,479
Class C ordinary shares, $0.0001 par value; 80,000,000 shares authorized; 14,785,715 shares issued and outstanding at March 31, 2022 and December 31, 2021	1,479	1,479
Additional paid-in capital	—	—
Accumulated deficit	(37,823,243)	(51,463,327)

Total shareholders’ deficit	(37,820,285)	(51,460,369)

Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$692,221,342	$694,418,818

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AUSTERLITZ ACQUISITION CORPORATION I
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021

General and administrative expenses	$251,583	$48,040

Loss from operations	(251,583)	(48,040)
Change in fair value of derivative warrant liabilities	13,891,667	(4,098,833)
Transaction costs allocation to derivative warrant liabilities	—	(1,605,246)

Net income (loss)	$13,640,084	$(5,752,119)

Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	69,000,000	23,000,000

Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$0.14	$(0.11)

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	14,785,715	14,785,715

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.14	$(0.11)

Weighted average shares outstanding of Class C ordinary shares, basic and diluted	14,785,715	14,785,715

Basic and diluted net income (loss) per share, Class C ordinary shares	$0.14	$(0.11)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AUSTERLITZ ACQUISITION CORPORATION I
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND MARCH 31, 2021
(Unaudited)

	Ordinary Shares
	Class B		Class C
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance as of January 1, 2022	14,785,715	$1,479	14,785,715	$1,479	$—	$(51,463,327)	$(51,460,369)
Net income	—	—	—	—	—	13,640,084	13,640,084

Balance as of March 31, 2022	14,785,715	$1,479	14,785,715	$1,479	$—	$(37,823,243)	$(37,820,285)

	Ordinary Shares
	Class B		Class C
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance as of January 1, 2021	1	$—	—	$—	$—	$(5,000)	$(5,000)
Issuance of Class B and Class C ordinary shares to Sponsor	14,785,715	1,479	14,785,715	1,479	22,042	—	25,000
Cancellation of Class B ordinary share to Sponsor	(1)	—	—	—	—	—	—
Adjustment of Class A ordinary shares to redemption value	—	—	—	—	(22,042)	(65,736,507)	(65,758,549)
Net loss	—	—	—	—	—	(5,752,119)	(5,752,119)

Balance as of March 31, 2021	14,785,715	$1,479	14,785,715	$1,479	$—	$(71,493,626)	$(71,490,668)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AUSTERLITZ ACQUISITION CORPORATION I
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND MARCH 31, 2021
(Unaudited)

	For Three Months Ended March 31, 2022	For Three Months Ended March 31, 2021
Cash Flows from Operating Activities
Net income (loss)	$13,640,084	$(5,752,119)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Transaction costs allocated to derivative warrant liabilities	—	1,605,246
Change in fair value of derivative warrant liabilities	(13,891,667)	4,098,833
Changes in operating assets and liabilities:
Prepaid expenses and other assets	29,855	(692,477)
Accounts payable	89,990	—
Accrued expenses	(2,040,883)	12,500

Due to related party	5,000	—
Net cash used in operating activities	(2,167,621)	(728,017)

Cash Flows from Investing Activities
Investment of cash into Trust Account	—	(690,000,000)

Net cash used in investing activities	—	(690,000,000)

Cash Flows from Financing Activities
Advances from related party	—	25,000
Repayment of promissory note - related party	—	(191,827)
Proceeds from sale of Class A shares, gross	—	690,000,000
Proceeds from sale of Private Placement Warrants	—	15,800,000
Offering costs paid	—	(13,966,968)

Net cash provided by financing activities	—	691,666,205

Net change in cash	(2,167,621)	938,188
Cash - beginning of period	3,968,177	—

Cash - end of period	$1,800,556	$938,188

Supplemental disclosure of noncash investing and financing activities:
Issuance of Class B and Class C ordinary shares to Sponsor as settlement of due to related party	$—	$25,000
Deferred offering costs included in accrued offering costs	—	425,000
Offering costs paid through promissory note - related party	—	166,827
Deferred underwriting fees payable	—	24,150,000
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
As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022, related to the Company’s formation and the initial public offering and efforts to identify and complete a business combination, which is described below.
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

AUSTERLITZ ACQUISITION CORPORATION I
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

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
The Company has until
March 2, 2023,
24 months from the closing of the IPO (the “Combination Period”)
,
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

AUSTERLITZ ACQUISITION CORPORATION I
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

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
Liquidity and Going Concern Consideration
As of March 31, 2022 and December 31, 2021, the Company had $1,800,556 and $3,968,177 in cash, respectively, and net working capital of $1,610,548 and $1,806,414, respectively.
The Company’s liquidity needs through March 31, 2022 and December 31, 2021, were satisfied through a contribution of $25,000 from the Sponsor to cover certain expenses in exchange for the issuance of the Founder and Alignment Shares, loans from the Sponsor, the termination fee received pursuant to the Mutual Termination Agreement and the proceeds from the consummation of the IPO and Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (defined below, see Note 5). As of March 31, 2022, there were no amounts outstanding under the Working Capital Loans.
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
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and the closing of the Business Combination, the specific impact is not readily determinable as of the date of the condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

AUSTERLITZ ACQUISITION CORPORATION I
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the balances and results for the periods presented.
The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022.
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.
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

AUSTERLITZ ACQUISITION CORPORATION I
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

Making
estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due t
o one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. One of the more significant accounting estimates include
d in these financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available; and, accordingly,
the actual results could differ
significantly
from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 or December 31, 2021.
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
Warrant Liabilities
The Company accounts for the Warrants as either an equity-classified or liability-classified instrument based on an assessment of the specific terms of the Warrants and the applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the Warrants are freestanding financial instruments pursuant to ASC 480, or meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the Warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and as of each subsequent quarterly period end date while the Warrants are outstanding. For issued or modified instruments such as warrants and forward purchases of equity that meet all of the criteria for equity classification, such instruments are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified instruments that do not meet all the criteria for equity classification, such instruments are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of liability-classified instruments are recognized as a non-cash
gain or loss on the condensed consolidated statements of operations.
The Company accounts for the Warrants in accordance with ASC
815-40
under which the Warrants do not meet the criteria for equity classification and must be recorded as assets or liabilities. The Warrant liabilities are included in Warrant liability on the unaudited condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021. See Note 8 for further discussion of the pertinent terms of the Warrants and Note 9 for further discussion of the methodology used to determine the fair value of the Company’s liabilities for the Warrants.
Cash Held in Trust Account
As of March 31, 2022 and December 31, 2021, the assets held in the Trust Account were held in cash.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A Ordinary shares subject to mandatory redemption are classified as a liability and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times,

AUSTERLITZ ACQUISITION CORPORATION I
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

ordinary
shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 69,000,000 shares of Class A ordinary shares subject to possible redemption are presented at the current redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed consolidated balance sheets.
As of March 31, 2022 and as of December 31, 2021, Class A ordinary shares reflected on the condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds from sale of Class A ordinary shares	$690,000,000
Less: Allocation to public warrants	(28,635,000)
Less: Issuance costs attributable to Class A ordinary shares	(37,123,549)
Adjustment of Class A ordinary shares to redemption value	65,758,549

Class A ordinary shares subject to possible redemption	$690,000,000

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account at a financial institution which, at times may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of March 31, 2022 and December 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
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
As of March 31, 2022 and December 31, 2021, the carrying values of cash, accrued expenses, deferred offering costs and due to related party approximate their fair values due to the short-term nature of the instruments. See Note 9 for further discussion of the fair value of the warrant liabilities.
Net Income (Loss) Per Ordinary Share
The Company complies with accounting and disclosure requirements of ASC Topic 260,
Earnings Per Share
. The Company has three classes of shares, one for each of its Class A, Class B, and Class C ordinary shares. Income

AUSTERLITZ ACQUISITION CORPORATION I
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

and losses are shared pro rata between the three classes of shares. This presentation assumes a business combination as the most likely outcome. Net income (loss) per ordinary share is computed by dividing net income or loss by the weighted average number of ordinary shares outstanding for the year. Net income (loss) is allocated to the Company’s Class A, B and C ordinary shares based on the relative shares outstanding for each class of shares compared to the Company’s total shares outstanding. The Company has not considered the effect of the Public Warrants or the Private Placement Warrants in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events.
The Company’s basic and diluted earnings (loss) per share are calculated as follows:

	For The Three Months Ended March 31, 2022 (Unaudited)	For The Three Months Ended March 31, 2021 (Unaudited)
Class A Ordinary Shares Subject to Possible Redemption
Net earnings (loss) allocable to Redeemable Class A Ordinary Shares	$9,548,058	$(2,516,553)
Basic and diluted weighted average shares outstanding, Class A ordinary shares	69,000,000	23,000,000

Basic and diluted net earnings (loss) per share, Class A ordinary shares subject to possible redemption	$0.14	$(0.11)

Class B Ordinary Shares
Net earnings (loss) allocable to Class B Ordinary Shares	$2,046,013	$(1,617,783)
Basic and diluted weighted average shares outstanding, Class B ordinary shares	14,785,715	14,785,715

Basic and diluted net earnings (loss) per share, Class B	$0.14	$(0.11)

Class C Ordinary Shares
Net earnings (loss) allocable to Class C Ordinary Shares	$2,046,013	$(1,617,783)
Basic and diluted weighted average shares outstanding, Class C ordinary shares	14,785,715	14,785,715

Basic and diluted net earnings (loss) per share, Class C	$0.14	$(0.11)

Income Taxes
The Company complies with the accounting and reporting requirements of ASC Topic 740,
Income Taxes
, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update
No. 2020-06,
Debt - Debt with Conversion and Other Options
, which among other things adds certain specific requirements to achieve equity classification and/or qualify for the derivative scope exception for contracts indexed to an entity’s own equity, which is expected to result in more freestanding instruments and embedded features to qualify for equity accounting treatment. The new standard is effective for companies that are SEC filers (except for Smaller Reporting Companies) for fiscal years beginning after December 15, 2021 and interim periods within that year, and two years later for other companies. Companies can early adopt the standard at the start of a fiscal year beginning after December 15, 2020. The standard can either be adopted on a modified retrospective or a full retrospective basis. The Company has evaluated the newly issued standard and does not believe it will materially impact the Company.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

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

AUSTERLITZ ACQUISITION CORPORATION I
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

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
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into up to an additional 1,000,000 warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.
Administrative Services Agreement
Commencing on February 25, 2021, the Company has agreed to pay an affiliate of its Sponsor a total of $5,000 per month for office space, utilities, and secretarial and administrative support services. For the three months ended March 31, 2022 and March 31, 2021, the Company incurred and accrued $15,000 and $5,000, respectively, of administrative services under this arrangement. Upon completion of a Business Combination or the Company’s liquidation, the Company will no longer be obligated to pay these monthly fees. As of March 31, 2022, and December 31, 2021, $5,000 and $55,000, respectively, of administrative support services fees were unpaid and included in accrued expenses on the unaudited condensed consolidated balance sheet
s
.
Due to related party
An affiliate of the Sponsor paid certain operating costs on behalf of the Company. These advances are due on demand and non-interest
bearing. During the three months ended March 31, 2022 and March 31, 2021, the related party paid $5,000 and $5,000, respectively, of operating costs on behalf of the Company. As of March 31, 2022 and December 31, 2021, the amounts due to the related party were $32,116 and $27,116, respectively.

AUSTERLITZ ACQUISITION CORPORATION I
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

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
NOTE 7. SHAREHOLDERS’ DEFICIT
Preference Shares
The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. The Company’s Board is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The Board is able to, without shareholder approval, issue preference shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class A Ordinary Shares
The Company is authorized to issue 800,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were no Class A ordinary shares issued and outstanding, excluding 69,000,000
Class A ordinary shares subject to possible redemption and classified in temporary equity at March 31, 2022 and December 31, 2021.
Class B Ordinary Shares
The Company is authorized to issue 80,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 14,785,715 Class B ordinary shares issued and outstanding.
The Class B ordinary shares will automatically convert into Class A ordinary shares on the business day following the completion of a Business Combination, on a one-for-one
basis, subject to adjustment.
Class C Ordinary Shares
The Company is authorized to issue 80,000,000 Class C ordinary shares with a par value of $0.0001 per share. Holders of the Class C ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 14,785,715 Class C ordinary shares issued and outstanding.

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
NOTE 8. WARRANTS
As of March 31, 2022 and December 31, 2021, there were 17,250,000 Public Warrants outstanding. Each whole warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of a Business Combination, provided that an effective registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available (or we permit holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of the Company’s Class A ordinary shares. This means only a whole warrant may be exercised at a given time by a warrant holder. No fractional warrants will be issued upon separation of the units, no cash will be paid in lieu of fractional warrants and only whole warrants will trade.
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

AUSTERLITZ ACQUISITION CORPORATION I
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

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

AUSTERLITZ ACQUISITION CORPORATION I
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

In addition
, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s Board, and in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares and Alignment Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the completion of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates a Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the Public Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices described above under “Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00” and “Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively.
As of March 31, 2022 and December 31, 2021, there were 10,533,333 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants included in the Units sold in the IPO, except that (x) the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, (y) the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable
so long as they are held by the initial purchasers or their permitted transferees and (z) the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants will be entitled to registration rights. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
NOTE 9. FAIR VALUE MEASUREMENTS
Warrant Liabilities
The Warrants are accounted for as liabilities pursuant to ASC
815-40
and are measured at fair value as of each reporting period. Changes in the fair value of the Warrants are recorded in the condensed consolidated statements of operations each period.
The following table presents the fair value hierarchy for liabilities measured at fair value on a recurring basis as of March 31, 2022:

	Level 1	Level 2	Level 3	Total
Liabilities:
Public Warrants	$9,487,500	$—	$—	$9,487,500
Private Placement Warrants	—	5,793,333	—	5,793,333

Total liabilities	$9,487,500	$5,793,333	$—	$15,280,833

The following table presents the fair value hierarchy for liabilities measured at fair value on a recurring basis as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
Liabilities:
Public Warrants	$18,112,500	$—	$—	$18,112,500
Private Placement Warrants	—	11,060,000	—	11,060,000

Total liabilities	$18,112,500	$11,060,000	$—	$29,172,500

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

AUSTERLITZ ACQUISITION CORPORATION I
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

Initially, the estimated fair value of the warrant liability was determined using Level 3 inputs. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market which began in the quarter ended June 30, 2021. As of March 31, 2022 and December 31, 2021, the closing price of the Public Warrant was used as the fair value for the Private Warrants. As such at December 31, 2021, the Private Placement Warrants were transferred to Level 2 due to a make-whole provision which allows the Company to use the value of the closing price of the Public Warrants.
Gain on change in fair value of warrant liability on the unaudited condensed consolidated statements of operations for the three months ended March 31, 2022 and March 31, 2021, is $13,891,667 and $
4,098,833, respectively.
NOTE 10. SUBSEQUENT EVENTS
In accordance with ASC Topic 855,
Subsequent Events
, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company evaluated subsequent events that occurred after the balance sheet date up to the date the condensed consolidated financial statements were issued and has concluded that no such events that would require adjustment or disclosure have occurred.

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
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its IPO filed with the SEC on March 1, 2021 and in our Annual Report on Form 10-K for the year ended December 31, 2021 (our “Annual Report”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
The following discussion should be read in conjunction with our Annual Report.
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
as well as efforts to reduce its spread, such as travel bans and other restrictions. These developments and the impact of the
COVID-19
pandemic on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy continue to be impacted for an extended period, our ability to complete our initial Business Combination may be materially adversely affected due to significant governmental measures to contain the
COVID-19
pandemic or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit our ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate our initial Business Combination in a timely manner.
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
For the three months ended March 31, 2022, we had net income of $13,640,084 which consists of $251,583 in operating costs, offset by non-cash
gains of $13,891,667 related to changes in the fair value of the derivative warrant liabilities. For the three months ended March 31, 2021, we had a net loss of $5,752,119 which consisted of $48,040 in operating costs and further contributed by $4,098,833 related to changes in the fair value of the derivative warrant liabilities and $1,605,246 related to transaction costs allocation to derivative warrant liabilities.
Liquidity and Capital Resources
As of March 31, 2022, we had cash of $1,800,556 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to fund working capital, identify and evaluate target businesses, perform business due diligence on prospective target businesses, and structure, negotiate and complete a Business Combination.
As of March 31, 2022, we had cash of $690,000,000 held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account (less taxes paid and deferred underwriting commissions) to complete our initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
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
For the three months ended March 31, 2022, cash used by operating activities was $2,167,621. Net income of $13,640,084 was affected by $13,891,667 related to changes in the fair value of warrants and changes in operating assets and liabilities, which used an aggregate of $1,926,038 of cash used from operating activities.
For the three months ended March 31, 2021, cash used in operating activities was $728,017. Net loss of $5,752,119 was affected by $1,605,246 transaction costs allocated to derivative warrant liabilities and partially offset by the changes in fair value of derivative warrant liabilities of $4,098,833. The changes in operating assets and liabilities provided an aggregated of $679,977 of cash used from operating activities.
The Company had no cash flow from investing or financing activities in the three months ended March 31, 2022.
See discussion under the header “Liquidity and Going Concern Consideration” in Note 1 to our condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report for discussion of management’s consideration of the Company’s ability to continue as a going concern.
Off-Balance
Sheet Financing Arrangements
We had no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of March 31, 2022 or December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities.
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
(“ASC 480”).
Critical Accounting Estimates
The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and expenses during the period reported. Actual results could materially differ from those estimates. We have identified the following critical accounting estimates effecting our financial statements:
Warrant Liabilities and Backstop Agreement Asset
The Company accounts for the Warrants and Backstop Agreement as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the Warrants and Backstop Agreement and the applicable authoritative guidance in ASC 480 and ASC Topic 815,
Derivatives and Hedging
(“ASC 815”). The assessment considers whether the Warrants and Backstop Agreement are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the Warrants and Backstop Agreement are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and execution of the Backstop Agreement and as of each subsequent quarterly period end date while the Warrants and Backstop Agreement are outstanding. For issued or modified instruments such as warrants and forward purchases of equity that meet all of the criteria for equity classification, such instruments are required to be recorded as a component of additional paid- in capital at the time of issuance. For issued or modified instruments that do not meet all the criteria for equity classification, such instruments are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of liability-classified instruments are recognized as a non-cash
gain or loss on the condensed consolidated statements of operations.
The Company accounts for the Warrants and Backstop Agreement in accordance with ASC
815-40
under which the Warrants and Backstop Agreement do not meet the criteria for equity classification and must be recorded as assets or liabilities. The Backstop Agreement was terminated on November 11, 2021.
See Note 8 to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report for further discussion of the pertinent terms of the Warrants and Note 9 for further discussion of the methodology used to determine the fair value of the Company’s liability for the Warrants.
Class A Ordinary Shares Subject to Possible Redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of our unaudited condensed consolidated balance sheets.

Net Income (Loss) per Ordinary Share
The Company has three classes of shares, one for each of its Class A, Class B, and Class C ordinary shares. Income and losses are shared pro rata between the three classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the year. We apply the two-class
method in calculating earnings per share. Refer to Note 2 to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report for further discussion of the calculation of our net income (loss) per share.
Recently Issued Accounting Pronouncements
Refer to Note 2 to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report for discussion of management’s consideration of recently issued accounting pronouncements.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments as described in the Explanatory Note in our Quarterly Report Form 10-Q/A filed on January 10, 2022 and in the footnotes to the financial statements included in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021, as filed with the SEC on May 17, 2021. As a result, we performed additional analyses as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.
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
Changes in Internal Control over Financial Reporting
Other than the steps taken to remediate the material weakness identified in prior periods and further described below, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We have previously identified a material weakness in our internal control over financial reporting. The material weakness was due to management’s review of the accounting treatment for the financial instruments issued in the initial public offering and sold in the concurrent private placement. Management’s review was insufficient to identify a classification error that led to our restatement of our financial statements, as described in Note 2 to our Quarterly Report Form 10-Q/A filed on January 10, 2022. Management has made changes in its internal control over financial reporting to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including enhanced communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. We are in the process of validating that those processes and controls are operating effectively. The Company can offer no assurance that these changes will ultimately have the intended effects. As of the date of this Quarterly Report, this has not been remediated.

PART II – OTHER INFORMATION

ITEM 1A.	RISK FACTORS.
There have been no material changes to our risk factors as disclosed in “Risk Factors” included in Item 1A of Part I of our Annual Report on
Form 10-K
for the year ended December 31, 2021.

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

AUSTERLITZ ACQUISITION CORPORATION I

Date: May 6, 2022		/s/ David W. Ducommun
	Name:	David W. Ducommun
	Title:	President
( Principal Executive Officer )

Date: May 6, 2022		/s/ Bryan Coy
	Name:	Bryan Coy
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)