Form 10-Q
period 2022-06-30
Austerlitz Acquisition Corp I
filed 2022-08-10
CIK 1838207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
of the Exchange Act).    YES  ☒    NO  ☐
As of August 9, 2022, there were 69,000,000 shares of Class A ordinary shares, 14,785,715 shares of Class B ordinary shares and 14,785,715 shares of Class C ordinary shares of the Registrant issued and outstanding.

AUSTERLITZ ACQUISITION CORPORATION I
FORM
10-Q
FOR THE QUARTER ENDED
JUNE 30, 2022

PART I - FINANCIAL INFORMATION Item 1. Financial Statements
AUSTERLITZ ACQUISITION CORPORATION I
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022 (Unaudited)	December 31, 2021
ASSETS
Cash	$1,575,027	$3,968,177
Prepaid expenses	292,188	379,400
Other current assets	—	15,524

Total current assets	1,867,215	4,363,101
Cash held in Trust Account	690,000,000	690,000,000
Other non-current assets	—	55,717

Total Assets	$691,867,215	$694,418,818

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$11,959	$12,555
Due to related party	32,116	82,116
Accrued offering costs	442,516	442,516
Accrued expenses	39,961	2,019,500

Total current liabilities	526,552	2,556,687
Deferred underwriting fees payable	24,150,000	24,150,000
Derivative warrant liabilities	7,634,860	29,172,500

Total liabilities	32,311,412	55,879,187

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 69,000,000 shares at $10.00 redemption value	690,000,000	690,000,000
Shareholders’ deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 800,000,000 shares authorized; none issued and outstanding (excluding 69,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 80,000,000 shares authorized; 14,785,715 shares issued and outstanding at June 30, 2022 and December 31, 2021	1,479	1,479
Class C ordinary shares, $0.0001 par value; 80,000,000 shares authorized; 14,785,715 shares issued and outstanding at June 30, 2022 and December 31, 2021	1,479	1,479
Additional paid-in capital	—	—
Accumulated deficit	(30,447,155)	(51,463,327)

Total shareholders’ deficit	(30,444,197)	(51,460,369)

Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$691,867,215	$694,418,818

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AUSTERLITZ ACQUISITION CORPORATION I
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
General and administrative expenses	$269,885	$704,359	$521,468	$752,399

Loss from operations	(269,885)	(704,359)	(521,468)	(752,399)

Other income (expense):
Change in fair value of derivative warrant liabilities	7,645,973	(690,000)	21,537,640	(4,788,833)
Loss on change in fair value of backstop liability	—	(3,038,757)	—	(3,038,757)
Backstop placement fee expense	—	(3,450,000)	—	(3,450,000)
Transaction costs allocation to derivative warrant liabilities	—	—	—	(1,605,246)

Net income (loss)	$7,376,088	$(7,883,116)	$21,016,172	$(13,635,235)

Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	69,000,000	69,000,000	69,000,000	46,127,072

Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$0.07	$(0.08)	$0.21	$(0.18)

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	14,785,715	14,785,715	14,785,715	14,785,715

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.07	$(0.08)	$0.21	$(0.18)

Weighted average shares outstanding of Class C ordinary shares, basic and diluted	14,785,715	14,785,715	14,785,715	14,785,715

Basic and diluted net income (loss) per share, Class C ordinary shares	$0.07	$(0.08)	$0.21	$(0.18)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AUSTERLITZ ACQUISITION CORPORATION I
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(Unaudited)

	Ordinary Shares
	Class B		Class C
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance as of January 1, 2022	14,785,715	$1,479	14,785,715	$1,479	$—	$(51,463,327)	$(51,460,369)
Net income	—	—	—	—	—	13,640,084	13,640,084

Balance as of March 31, 2022	14,785,715	$1,479	14,785,715	$1,479	$—	$(37,823,243)	$(37,820,285)

Net income	—	—	—	—	—	7,376,088	7,376,088

Balance as of June 30, 2022	14,785,715	$1,479	14,785,715	$1,479	$—	$(30,447,155)	$(30,444,197)

	Ordinary Shares
	Class B		Class C
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance as of January 1, 2021	1	$—	—	$—	$—	$(5,000)	$(5,000)
Issuance of Class B and Class C ordinary shares to Sponsor	14,785,715	1,479	14,785,715	1,479	22,042	—	25,000
Cancellation of Class B ordinary share to Sponsor	(1)	—	—	—	—	—	—
Adjustment of Class A ordinary shares to redemption value	—	—	—	—	(22,042)	(65,736,507)	(65,758,549)
Net loss	—	—	—	—	—	(5,752,119)	(5,752,119)

Balance as of March 31, 2021	14,785,715	$1,479	14,785,715	$1,479	$—	$(71,493,626)	$(71,490,668)

Net loss	—	—	—	—	—	(7,883,116)	(7,883,116)

Balance as of June 30, 2021	14,785,715	$1,479	14,785,715	$1,479	$—	$(79,376,742)	$(79,373,784)

The accompany notes are an integral part of these unaudited condensed consolidated financial statements.

AUSTERLITZ ACQUISITION CORPORATION I
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Six Months Ended June 30, 2022	For The Six Months Ended June 30, 2021
Cash Flows from Operating Activities
Net income (loss)	$21,016,172	$(13,635,235)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Gain) Loss on change in fair value of warrant liability	(21,537,640)	4,788,833
Loss on change in fair value of backstop liability	—	3,038,757
Offering cost allocated to warrant liability	—	1,605,246
Backstop placement fee payable to related party	—	3,450,000
Changes in operating assets and liabilities:
Prepaid expenses	87,212	(363,153)
Other assets	71,241	(254,309)
Accounts payable	(596)	23,843
Accrued expenses	(1,979,539)	27,500
Due to related party	(50,000)	14,300

Net cash used in operating activities	(2,393,150)	(1,304,218)

Cash Flows from Investing Activities
Investment of cash into Trust Account	—	(690,000,000)

Net cash used in investing activities	—	(690,000,000)

Cash Flows from Financing Activities
Repayment of promissory note - related party	—	(191,827)
Proceeds from sale of Units, net of deferred underwriting fees paid	—	676,200,000
Proceeds from sale of Private Placement Warrants	—	15,800,000
Offering costs paid	—	(124,452)

Net cash provided by financing activities	—	691,683,721

Net (decrease) increase in cash	(2,393,150)	379,503
Cash - beginning of period	3,968,177	—

Cash - end of period	$1,575,027	$379,503

Supplemental disclosure of noncash investing and financing activities:
Issuance of Class B and Class C ordinary shares to Sponsor as settlement of due to related party	$—	$25,000
Deferred offering costs included in accrued offering costs	—	442,516
Offering costs paid through promissory note - related party	—	186,827
Deferred underwriting fees payable	—	24,150,000
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
As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022, related to the Company’s formation and the initial public offering and efforts to identify and complete a business combination, which is described below.
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
The Company has until March 2, 2023, which is 24 months from the closing of the IPO (the “Combination Period”), to consummate a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned, if such funds are held in an interest-bearing account (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors (the “Board”), liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.
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
Liquidity and Going Concern Consideration
As of June 30, 2022 and December 31, 2021, the Company had $1,575,027 and $3,968,177 in cash, respectively, and net working capital of $1,340,663 and $1,806,414, respectively.

AUSTERLITZ ACQUISITION CORPORATION I
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

The Company’s liquidity needs through June 30, 2022 and December 31, 2021, were satisfied through a contribution of $25,000 from the Sponsor to cover certain expenses in exchange for the issuance of the Founder and Alignment Shares, loans from the Sponsor, the termination fee received pursuant to the Mutual Termination Agreement and the proceeds from the consummation of the IPO and Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (defined below, see Note 5). As of June 30, 2022, there were no amounts outstanding under the Working Capital Loans.
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company considered that it has until March 2, 2023 to consummate a business combination. It is uncertain that the Company will be able to consummate a business combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management intends to complete the Business Combination prior to the liquidation date, however there is no guarantee we will ultimately be able to consummate a Business Combination. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 2, 2023.
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
Certain immaterial reclassifications have been made to the Condensed Consolidated Financial Statements to conform to classifications used in 2022.
The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022.
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

AUSTERLITZ ACQUISITION CORPORATION I
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 or December 31, 2021.
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
The Company accounts for the Warrants in accordance with ASC
815-40
under which the Warrants do not meet the criteria for equity classification and must be recorded as assets or liabilities. The Warrant liabilities are included in Warrant liability on the unaudited condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021. See Note 8 for further discussion of the pertinent terms of the Warrants and Note 9 for further discussion of the methodology used to determine the fair value of the Company’s liabilities for the Warrants.

AUSTERLITZ ACQUISITION CORPORATION I
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

Cash Held in Trust Account
As of June 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in cash.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A Ordinary shares subject to mandatory redemption are classified as a liability and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 69,000,000 shares of Class A ordinary shares subject to possible redemption are presented at the current redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed consolidated balance sheets.
As of June 30, 2022 and December 31, 2021, Class A ordinary shares reflected on the condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds from sale of Class A ordinary shares	$690,000,000
Less: Allocation to public warrants	(28,635,000)
Less: Issuance costs attributable to Class A ordinary shares	(37,123,549)
Adjustment of Class A ordinary shares to redemption value	65,758,549

Class A ordinary shares subject to possible redemption	$690,000,000

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account at a financial institution which, at times may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of June 30, 2022 and December 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
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

AUSTERLITZ ACQUISITION CORPORATION I
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.
As of June 30, 2022 and December 31, 2021, the carrying values of cash, accrued expenses, deferred offering costs and due to related party approximate their fair values due to the short-term nature of the instruments. See Note 9 for further discussion of the fair value of the warrant liabilities.
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
The Company’s basic and diluted earnings (loss) per share are calculated as follows:

	For The Three Months Ended June 30, 2022 (Unaudited)	For The Three Months Ended June 30, 2021 (Unaudited)	For The Six Months Ended June 30, 2022 (Unaudited)	For The Six Months Ended June 30, 2021 (Unaudited)
Class A Ordinary Shares Subject to Possible Redemption
Net earnings (loss) allocable to Redeemable Class A Ordinary Shares	$5,163,262	$(5,518,181)	$14,711,320	$(8,308,665)
Basic and diluted weighted average shares outstanding, Class A ordinary shares	69,000,000	69,000,000	69,000,000	46,127,072

Basic and diluted net earnings (loss) per share, Class A ordinary shares subject to possible redemption	$0.07	$(0.08)	$0.21	$(0.18)

Class B Ordinary Shares
Net earnings (loss) allocable to Class B Ordinary Shares	$1,106,413	$(1,182,467)	$3,152,426	$(2,663,285)
Basic and diluted weighted average shares outstanding, Class B ordinary shares	14,785,715	14,785,715	14,785,715	14,785,715

Basic and diluted net earnings (loss) per share, Class B	$0.07	$(0.08)	$0.21	$(0.18)

Class C Ordinary Shares
Net earnings (loss) allocable to Class C Ordinary Shares	$1,106,413	$(1,182,467)	$3,152,426	$(2,663,285)
Basic and diluted weighted average shares outstanding, Class C ordinary shares	14,785,715	14,785,715	14,785,715	14,785,715

Basic and diluted net earnings (loss) per share, Class C	$0.07	$(0.08)	$0.21	$(0.18)

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
NOTE 3. INITIAL PUBLIC OFFERING
Pursuant to the IPO, the Company sold 69,000,000 Units at a purchase price of $10.00 per Unit, including 9,000,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional Units to cover over-allotments. Each Unit consists of one Public Share and one-quarter
of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 8).
NOTE 4. PRIVATE PLACEMENT
Simultaneously with the closing of the IPO, the Company completed the Private Placement to the Sponsor generating aggregate gross proceeds to the Company of $ 15,800,000. Each Private Placement Warrant is exercisable for one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8). The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the IPO held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.
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
The Sponsor has agreed (a) to waive its redemption rights with respect to any Founder Shares , Alignment Shares and any Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as

AUSTERLITZ ACQUISITION CORPORATION I
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

defined below) or (ii) with respect to any other provision relating to shareholder’s rights or pre-initial
Business Combination activity, unless the Company provides the public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment and (iii) to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares and Alignment Shares if the Company fails to consummate a Business Combination.
The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares and Alignment Shares if the Company fails to complete a Business Combination within the Combination Period. However, any Public Shares held by the Sponsor will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the IPO price per Unit ($10.00).
Promissory Note – Related Parties
On January 5, 2021, the Company issued a promissory note (the “Promissory Note”) to the Sponsor and an affiliate of the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $800,000. The Promissory Note was non-interest
bearing and payable on the earlier of (i) September 30, 2021, or (ii) the completion of the IPO. The outstanding balance under the Promissory Note of $191,827 was repaid upon consummation of the IPO.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into up to an additional 1,000,000 warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.
Administrative Services Agreement
Commencing on February 25, 2021, the Company agreed to pay an affiliate of its Sponsor a total of $5,000 per month for office space, utilities, and secretarial and administrative support services. For the six months ended June 30, 2022 and 2021, the Company incurred and accrued $30,000 and $20,000, respectively, of administrative services under this arrangement. Upon completion of a Business Combination or the Company’s liquidation, the Company will no longer be obligated to pay these monthly fees. As of June 30, 2022, and December 31, 2021, $5,000 and $55,000, respectively, of administrative support services fees were unpaid and included in due to related party on the condensed consolidated balance sheets.
Due to related party
From time to time, an affiliate of the Sponsor pays certain operating costs on behalf of the Company. These advances are due on demand and non-interest
bearing. As of June 30, 2022 and December 31, 2021, the amounts due to the related party were $32,116 and $82,116, respectively.
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

AUSTERLITZ ACQUISITION CORPORATION I
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

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
NOTE 7. SHAREHOLDERS’ DEFICIT
Preference Shares
The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. The Company’s Board is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The Board is able to, without shareholder approval, issue preference shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class A Ordinary Shares
The Company is authorized to issue 800,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were no Class A ordinary shares issued and outstanding, excluding 69,000,000 Class A ordinary shares subject to possible redemption and classified in temporary equity at June 30, 2022 and December 31, 2021.
Class B Ordinary Shares
The Company is authorized to issue 80,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 14,785,715 Class B ordinary shares issued and outstanding.
The Class B ordinary shares will automatically convert into Class A ordinary shares on the business day following the completion of a Business Combination, on a one-for-one
basis, subject to adjustment.
Class C Ordinary Shares
The Company is authorized to issue 80,000,000 Class C ordinary shares with a par value of $0.0001 per share. Holders of the Class C ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 14,785,715 Class C ordinary shares issued and outstanding.
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
NOTE 8. WARRANTS
As of June 30, 2022 and December 31, 2021, there were 17,250,000 Public Warrants outstanding. Each whole warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of a Business Combination, provided that an effective registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available (or we permit holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of the Company’s Class A ordinary shares. This means only a whole warrant may be exercised at a given time by a warrant holder. No fractional warrants will be issued upon separation of the units, no cash will be paid in lieu of fractional warrants and only whole warrants will trade.
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

AUSTERLITZ ACQUISITION CORPORATION I
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

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
As of June 30, 2022 and December 31, 2021, there were 10,533,333 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants included in the Units sold in the IPO, except that (x) the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants are not transferable, assignable

AUSTERLITZ ACQUISITION CORPORATION I
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, (y) the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable
so long as they are held by the initial purchasers or their permitted transferees and (z) the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants will be entitled to registration rights. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
NOTE 9. FAIR VALUE MEASUREMENTS
Warrant Liabilities
The Warrants are accounted for as liabilities pursuant to ASC
815-40
and are measured at fair value as of each reporting period. Changes in the fair value of the Warrants are recorded in the condensed consolidated statements of operations each period.
The following table presents the fair value hierarchy for liabilities measured at fair value on a recurring basis as of June 30, 2022:

	Level 1	Level 2	Level 3	Total
Liabilities:
Public Warrants	$4,740,300	$—	$—	$4,740,300
Private Placement Warrants	—	2,894,560	—	2,894,560

Total liabilities	$4,740,300	$2,894,560	$—	$7,634,860

The following table presents the fair value hierarchy for liabilities measured at fair value on a recurring basis as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
Liabilities:
Public Warrants	$18,112,500	$—	$—	$18,112,500
Private Placement Warrants	—	11,060,000	—	11,060,000

Total liabilities	$18,112,500	$11,060,000	$—	$29,172,500

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
Initially, the estimated fair value of the warrant liability was determined using Level 3 inputs. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market which began in the quarter ended June 30, 2021. As of June 30, 2022 and December 31, 2021, the closing price of the Public Warrant was used as the fair value for the Private Warrants. As such at December 31, 2021, the Private Placement Warrants were transferred to Level 2 due to a make-whole provision which allows the Company to use the value of the closing price of the Public Warrants.
Gain (loss) on change in fair value of warrant liability on the unaudited condensed consolidated statements of operations for the six months ended June 30, 2022 and 2021, is $21,537,640 and $(4,788,833), respectively.
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
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021 (our “Annual Report”) and in any of the Company’s subsequent SEC filings. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
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
For the six months ended June 30, 2022, we had net income of $21,016,172 which consists of $521,468 in general and administrative expenses, offset by non-cash
gains of $21,537,640 related to changes in the fair value of the derivative warrant liabilities. For the six months ended June 30, 2021, we had a net loss of $13,635,235 which consisted of $752,399 in general and administrative expenses, $4,788,833 related to the loss on the change in the fair value of the derivative warrant liabilities, $3,038,757 related to the loss on the change in fair value of backstop liability, $3,450,000 related to backstop placement fee expense and $1,605,246 related to transaction costs allocation to derivative warrant liabilities.
For the three months ended June 30, 2022, we had net income of $7,376,088, which consists of $269,885 in general and administrative expenses, offset by non-cash
gains of $7,645,973 related to changes in the fair value of the derivative warrant liabilities. For the three months ended June 30, 2021, we had a net loss of $7,883,116 which consisted of $704,359 in general and administrative expenses, $3,038,757 related to the loss on the change in the fair value of the derivative warrant liabilities, $690,000 related to the loss on the change in fair value of backstop liability, and $3,450,000 related to backstop placement fee expense.
Liquidity and Capital Resources
As of June 30, 2022, we had cash of $1,575,027 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to fund working capital, identify and evaluate target businesses, perform business due diligence on prospective target businesses, and structure, negotiate and complete a Business Combination.
As of June 30, 2022, we had cash of $690,000,000 held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account (less taxes paid and deferred underwriting commissions) to complete our initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
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
For the six months ended June 30, 2022, cash used by operating activities was $2,393,150 and is primarily attributable to payment of accrued expenses during the period.
For the six months ended June 30, 2021, cash used in operating activities was $1,304,218. Net loss of $13,635,235 was affected by $4,788,833 related to changes in the fair value of warrant liability, $3,038,757 related to changes in fair value of backstop liability, $1,605,246 related to offering cost allocated to warrant liability, and $3,450,000 related to backstop placement fee payable to related party. The changes in operating assets and liabilities used an aggregated of $551,819 of cash from operating activities.
The Company had no cash flow from investing or financing activities in the six months ended June 30, 2022.
For the six months ended June 30, 2021, net cash used in investing activities was $690,000,000, which consisted of $690,000,000 investment of cash into the trust account. Net cash provided by financing activities of $691,683,721 was affected by $191,827 of repayment of promissory note – related party, $124,452 of offering costs paid, and offset by $676,200,000 of proceeds from sale of Units, net of deferred underwriting fees paid, and $15,800,000 of proceeds from the sale of Private Placement Warrants.
See discussion under the header “Liquidity and Going Concern Consideration” in Note 1 to our condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report for discussion of management’s consideration of the Company’s ability to continue as a going concern.
Off-Balance
Sheet Financing Arrangements
We had no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of June 30, 2022 or December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities.
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
Warrant Liabilities
The Company accounts for the Warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the Warrant Agreement and the applicable authoritative guidance in ASC 480 and ASC Topic 815,
Derivatives and Hedging
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
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in
Rules 13a-15
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
Changes in Internal Control over Financial Reporting
Other than the steps taken to remediate the material weakness identified in prior periods and further described below, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
filed on January 10, 2022. Management has made changes in its internal control over financial reporting to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including enhanced communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. We are in the process of validating that those processes and controls are operating effectively. The Company can offer no assurance that these changes will ultimately have the intended effects. As of the date of this Quarterly Report, the material weakness has not been remediated.

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

AUSTERLITZ ACQUISITION CORPORATION I

Date: August 10, 2022		/s/ David W. Ducommun
	Name:	David W. Ducommun
	Title:	President
( Principal Executive Officer )

Date: August 10, 2022		/s/ Bryan Coy
	Name:	Bryan Coy
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)