Form 10-Q
period 2022-09-30
Austerlitz Acquisition Corp I
filed 2022-11-08
CIK 1838207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
(702)
323-7330
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Units, each consisting of one Class A Ordinary Share and one-fourth of one Warrant	AUS.U	New York Stock Exchange
Class A Ordinary Shares, par value $0.0001 per share	AUS	New York Stock Exchange
Warrants, each whole Warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50 per share (1)		None

(1) A Form 25 was filed with the Securities and Exchange Commission (“SEC”) on October 19, 2022 to delist and deregister these Warrants. The delisting of the
Warrants was
effective 10 days after the filing of the Form 25. The deregistration of the Warrants under Section 12(b) of the Securities Exchange Act of 1934 will be effective 90 days, or such shorter period as the SEC may determine, after the filing of the Form 25.
T
he Warrants are no longer trading on the New York Stock Exchange.
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
of the Exchange Act).    YES  ☒    NO  ☐
As of

November 4
, 2022, there were 69,000,000 shares of Class A ordinary shares, 14,785,715 shares of Class B ordinary shares and 14,785,715 shares of Class C ordinary shares of the Registrant issued and outstanding.

AUSTERLITZ ACQUISITION CORPORATION I

FORM 10-Q FOR THE QUARTER ENDED

SEPTEMBER 30, 2022

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
AUSTERLITZ ACQUISITION CORPORATION I
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022 (Unaudited)	December 31, 2021
ASSETS
Cash	$1,502,331	$3,968,177
Prepaid expenses	173,955	379,400
Other current assets	—	15,524

Total current assets	1,676,286	4,363,101
Cash held in Trust Account	690,000,000	690,000,000
Other non-current assets	—	55,717

Total Assets	$691,676,286	$694,418,818

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$28,184	$12,555
Due to related party	32,116	82,116
Accrued offering costs	442,516	442,516
Accrued expenses	89,058	2,019,500

Total current liabilities	591,874	2,556,687
Deferred underwriting fees payable	24,150,000	24,150,000
Derivative warrant liabilities	—	29,172,500

Total liabilities	24,741,874	55,879,187

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 69,000,000 shares at $10.00 redemption value	690,000,000	690,000,000
Shareholders’ deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 800,000,000 shares authorized; none issued and outstanding (excluding 69,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 80,000,000 shares authorized; 14,785,715 shares issued and outstanding at September 30, 2022 and December 31, 2021	1,479	1,479
Class C ordinary shares, $0.0001 par value; 80,000,000 shares authorized; 14,785,715 shares issued and outstanding at September 30, 2022 and December 31, 2021	1,479	1,479
Additional paid-in capital	—	—
Accumulated deficit	(23,068,546)	(51,463,327)

Total shareholders’ deficit	(23,065,588)	(51,460,369)

Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$691,676,286	$694,418,818

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AUSTERLITZ ACQUISITION CORPORATION I
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
General and administrative expenses	$256,251	$2,326,673	$777,719	$3,079,072

Loss from operations	(256,251)	(2,326,673)	(777,719)	(3,079,072)

Other income (expense):
Transaction costs allocated to derivative warrant liabilities	—	—	—	(1,605,246)
Change in fair value of derivative warrant liabilities	7,634,860	1,111,334	29,172,500	(3,677,499)
Change in fair value of backstop liability	—	5,251,008	—	2,212,251
Backstop placement fee expense	—	—	—	(3,450,000)

Net income (loss)	$7,378,609	$4,035,669	$28,394,781	$(9,599,566)

Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	69,000,000	69,000,000	69,000,000	53,835,165

Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$0.07	$0.04	$0.29	$(0.12)

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	14,785,715	14,785,715	14,785,715	14,785,715

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.07	$0.04	$0.29	$(0.12)

Weighted average shares outstanding of Class C ordinary shares, basic and diluted	14,785,715	14,785,715	14,785,715	14,785,715

Basic and diluted net income (loss) per share, Class C ordinary shares	$0.07	$0.04	$0.29	$(0.12)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AUSTERLITZ ACQUISITION CORPORATION I
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
(Unaudited)

	Ordinary Shares
	Class B		Class C
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance as of January 1, 2022	14,785,715	$1,479	14,785,715	$1,479	$—	$(51,463,327)	$(51,460,369)
Net income	—	—	—	—	—	13,640,084	13,640,084

Balance as of March 31, 2022	14,785,715	$1,479	14,785,715	$1,479	$—	$(37,823,243)	$(37,820,285)
Net income	—	—	—	—	—	7,376,088	7,376,088

Balance as of June 30, 2022	14,785,715	$1,479	14,785,715	$1,479	$—	$(30,447,155)	$(30,444,197)
Net income	—	—	—	—	—	7,378,609	7,378,609

Balance as of September 30, 2022	14,785,715	$1,479	14,785,715	$1,479	$—	$(23,068,546)	$(23,065,588)

	Ordinary Shares
	Class B		Class C
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance as of January 1, 2021	—	$—	—	$—	$—	$(5,000)	$(5,000)
Issuance of Class B and Class C ordinary shares to Sponsor	14,785,715	1,479	14,785,715	1,479	22,042	—	25,000
Cancellation of Class B ordinary share to Sponsor	—	—	—	—	—	—	—
Adjustment of Class A ordinary shares to redemption value	—	—	—	—	(22,042)	(65,736,507)	(65,758,549)
Net loss	—	—	—	—	—	(5,752,119)	(5,752,119)

Balance as of March 31, 2021	14,785,715	$1,479	14,785,715	$1,479	$—	$(71,493,626)	$(71,490,668)
Net loss	—	—	—	—	—	(7,883,116)	(7,883,116)

Balance as of June 30, 2021	14,785,715	$1,479	14,785,715	$1,479	$—	$(79,376,742)	$(79,373,784)
Net income	—	—	—	—	—	4,035,669	4,035,669

Balance as of September 30, 2021	14,785,715	$1,479	14,785,715	$1,479	$—	$(75,341,073)	$(75,338,115)

The accompany notes are an integral part of these unaudited condensed consolidated financial statements.

AUSTERLITZ ACQUISITION CORPORATION I
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Nine Months Ended September 30, 2022	For The Nine Months Ended September 30, 2021
Cash Flows from Operating Activities
Net income (loss)	$28,394,781	$(9,599,566)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Gain) loss on change in fair value of warrant liability	(29,172,500)	3,677,499
Gain on change in fair value of backstop liability	—	(2,212,251)
Offering cost allocated to warrant liability	—	1,605,246
Backstop placement fee payable to related party	—	3,450,000
Changes in operating assets and liabilities:
Prepaid expenses	205,445	(363,153)
Other assets	71,241	18,894
Accounts payable	15,629	19,243
Accrued expenses	(1,930,442)	2,341,895
Due to related party	(50,000)	17,450

Net cash used in operating activities	(2,465,846)	(1,044,743)

Cash Flows from Investing Activities
Investment of cash into Trust Account	—	(690,000,000)

Net cash used in investing activities	—	(690,000,000)

Cash Flows from Financing Activities
Advances from related party	—	166,827
Repayment of promissory note—related party	—	(191,827)
Proceeds from sale of Units, net of offering costs	—	675,446,205
Proceeds from sale of Private Placement Warrants	—	15,800,000

Net cash provided by financing activities	—	691,221,205

Net (decrease) increase in cash	(2,465,846)	176,462
Cash—beginning of period	3,968,177	—

Cash—end of period	$1,502,331	$176,462

Supplemental disclosure of noncash investing and financing activities:
Issuance of Class B and Class C ordinary shares to Sponsor as settlement of due to related party	—	25,000
Deferred offering costs included in accrued expenses	—	442,516
Offering costs paid through promissory note – related party	—	186,827
Deferred underwriting fees payable	—	24,150,000
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
As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022, related to the Company’s formation and the initial public offering and efforts to identify and complete a business combination, which is described below.
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

AUSTERLITZ ACQUISITION CORPORATION I
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
On October 3, 2022, the Company filed a preliminary proxy statement to redeem the Public Shares through a tender offer and amend its March 2, 2023 expiration date to the chosen date of the shareholder meeting for which proxies are being solicited. Upon approval by the Company’s shareholders of the proposals set forth in the proxy statement, the Company would redeem the Public Shares and begin liquidation proceedings. The Company plans to return the cash held in the Trust Account to holders of Public Shares within calendar year 2022. There have been no reductions to the amount of funds in the Trust Account and the Company expects to return approximately $10.00 per Public Share to shareholders upon redemption of its Public Shares.
Liquidity and Going Concern Consideration
As of September 30, 2022 and December 31, 2021, the Company had $1,502,331 and $3,968,177 in cash, respectively, and net working capital of $1,804,412 and $1,806,414, respectively.

AUSTERLITZ ACQUISITION CORPORATION I
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company’s liquidity needs through September 30, 2022 and December 31, 2021, were satisfied through a contribution of $
25,000
from the Sponsor to cover certain expenses in exchange for the issuance of the Founder and Alignment Shares, loans from the Sponsor, the termination fee received pursuant to the Mutual Termination Agreement and the proceeds from the consummation of the IPO and Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (defined below, see Note 5). As of September 30, 2022, there were no amounts outstanding under the Working Capital Loans.
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company considered that it has until March 2, 2023 to consummate a business combination. On October 3, 2022, the Company filed a preliminary proxy statement to redeem the Public Shares through a tender offer and amend its March 2, 2023 expiration date to the chosen date of the shareholder meeting for which proxies are being solicited. Upon approval by the Company’s shareholders of the proposals set forth in the proxy statement, the Company would redeem the Public Shares and begin liquidation proceedings. The Sponsor believes that consummation of a suitable business combination is highly improbable, and it is therefore in shareholders’ best interests to return the cash held in the Trust Account to holders of Public Shares within calendar 2022 rather than wait for expiration in 2023. The Company will be dissolved subsequent to the return of the cash in trust to holders of Public Shares. Management has determined that the liquidity condition and mandatory liquidation and subsequent dissolution raise substantial doubt about the ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities for liquidation.
The Company expects to complete the redemption of our outstanding Class A ordinary shares (the “Public Shares”) in exchange for the cash held in the Trust Account prior to December 31, 2022.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the balances and results for the periods presented. This report should be read in conjunction with our Annual Report on Form 10-K (our “Annual Report”) for the year ended December 31, 2021.
The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or any future period.
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

AUSTERLITZ ACQUISITION CORPORATION I
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 or December 31, 2021.
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
The Company accounts for the Warrants in accordance with ASC
815-40
under which the Warrants do not meet the criteria for equity classification and must be recorded as assets or liabilities. The Warrant liabilities are included in Warrant liability on the unaudited condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021. See Note 8 for further discussion of the pertinent terms of the Warrants and Note 9 for further discussion of the methodology used to determine the fair value of the Company’s liabilities for the Warrants.

AUSTERLITZ ACQUISITION CORPORATION I
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Cash Held in Trust Account
As of September 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in cash.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A Ordinary shares subject to mandatory redemption are classified as a liability and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 69,000,000 shares of Class A ordinary shares subject to possible redemption are presented at the current redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed consolidated balance sheets.
As of September 30, 2022 and December 31, 2021, Class A ordinary shares reflected on the condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds from sale of Class A ordinary shares	$690,000,000
Less: Allocation to public warrants	(28,635,000)
Less: Issuance costs attributable to Class A ordinary shares	(37,123,549)
Adjustment of Class A ordinary shares to redemption value	65,758,549

Class A ordinary shares subject to possible redemption	$690,000,000

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account at a financial institution which, at times may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of September 30, 2022 and December 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
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
As of September 30, 2022 and December 31, 2021, the carrying values of cash, accrued expenses, deferred offering costs and due to related party approximate their fair values due to the short-term nature of the instruments. See Note 9 for further discussion of the fair value of the warrant liabilities.

AUSTERLITZ ACQUISITION CORPORATION I
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
The Company’s basic and diluted earnings (loss) per share are calculated as follows:

	For The Three Months Ended September 30, 2022 (Unaudited)	For The Three Months Ended September 30, 2021 (Unaudited)	For The Nine Months Ended September 30, 2022 (Unaudited)	For The Nine Months Ended September 30, 2021 (Unaudited)
Class A Ordinary Shares Subject to Possible Redemption
Net earnings (loss) allocable to Class A ordinary shares	$5,165,027	$2,824,968	$19,876,347	$(6,196,083)
Basic and diluted weighted average shares outstanding, Class A ordinary shares	69,000,000	69,000,000	69,000,000	53,835,165

Basic and diluted net earnings (loss) per share, Class A ordinary shares subject to possible redemption	$0.07	$0.04	$0.29	$(0.12)

Class B Ordinary Shares
Net earnings (loss) allocable to Class B ordinary shares	$1,106,791	$605,350	$4,259,217	$(1,701,741)
Basic and diluted weighted average shares outstanding, Class B ordinary shares	14,785,715	14,785,715	14,785,715	14,785,715

Basic and diluted net earnings (loss) per share, Class B ordinary shares	$0.07	$0.04	$0.29	$(0.12)

Class C Ordinary Shares
Net earnings (loss) allocable to Class C ordinary shares	$1,106,791	$605,350	$4,259,217	$(1,701,741)
Basic and diluted weighted average shares outstanding, Class C ordinary shares	14,785,715	14,785,715	14,785,715	14,785,715

Basic and diluted net earnings (loss) per share, Class C ordinary shares	$0.07	$0.04	$0.29	$(0.12)

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
Debt—Debt with Conversion and Other Options
, which among other things adds certain specific requirements to achieve equity classification and/or qualify for the derivative scope exception for contracts indexed to an entity’s own equity, which is expected to result in more freestanding instruments and embedded features to qualify for equity accounting treatment. The new standard is effective for companies that are SEC filers (except for Smaller Reporting Companies) for fiscal years beginning after December 15, 2021 and interim periods within that year, and two years later for other companies. Companies can early adopt the standard at the start of a fiscal year beginning after December 15, 2020. The standard can either be adopted on a modified retrospective or a full retrospective basis. The Company has evaluated the newly issued standard and does not believe it will materially impact the Company.

AUSTERLITZ ACQUISITION CORPORATION I
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
Refer to Note 1 and Note 10 for discussion of the Company’s preliminary proxy statement and plan to return the cash held in the Trust Account to holders of Public Shares in calendar year 2022.
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

AUSTERLITZ ACQUISITION CORPORATION I
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
As further described in Note 1 and 10, the Company plans to redeem its Public Shares for the cash held in the Trust Account in calendar year 2022. The Sponsor does not own any Public Shares and therefore will not receive any proceeds from the liquidation of the Trust Account.
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
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into up to an additional 1,000,000 warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.
Administrative Services Agreement
Commencing on February 25, 2021, the Company agreed to pay an affiliate of its Sponsor a total of $5,000 per month for office space, utilities, and secretarial and administrative support services. For the nine months ended September 30, 2022 and 2021, the Company incurred and accrued $45,000 and $35,000, respectively, of administrative services under this arrangement. Upon completion of a Business Combination or the Company’s liquidation, the Company will no longer be obligated to pay these monthly fees. As of September 30, 2022, and December 31, 2021, $5,000 and $55,000, respectively, of administrative support services fees were unpaid and included in due to related party on the condensed consolidated balance sheets.
Due to related party
From time to time, an affiliate of the Sponsor pays certain operating costs on behalf of the Company. These advances are due on demand and non-interest
bearing. As of September 30, 2022 and December 31, 2021, the amounts due to the related party were $32,116 and $82,116, respectively.
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

AUSTERLITZ ACQUISITION CORPORATION I
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Underwriting Agreement
The underwriters are entitled to a deferred fee of $0.35 per Unit, or $24,150,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. As further described in Note 1 and 10, the Company plans to redeem its Public Shares for the cash held in the Trust Account in calendar year 2022. We do not expect to complete a Business Combination and we do not expect for the deferred underwriting fee to become payable.
NOTE 7. SHAREHOLDERS’ DEFICIT
Preference Shares
The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. The Company’s Board is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The Board is able to, without shareholder approval, issue preference shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class A Ordinary Shares
The Company is authorized to issue 800,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were no Class A ordinary shares issued and outstanding, excluding 69,000,000 Class A ordinary shares subject to possible redemption and classified in temporary equity at September 30, 2022 and December 31, 2021.
Class B Ordinary Shares
The Company is authorized to issue 80,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 14,785,715 Class B ordinary shares issued and outstanding.
The Class B ordinary shares will automatically convert into Class A ordinary shares on the business day following the completion of a Business Combination, on a one-for-one
basis, subject to adjustment.
Class C Ordinary Shares
The Company is authorized to issue 80,000,000 Class C ordinary shares with a par value of $0.0001 per share. Holders of the Class C ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 14,785,715 Class C ordinary shares issued and outstanding.
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

AUSTERLITZ ACQUISITION CORPORATION I
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
NOTE 8. WARRANTS
As of September 30, 2022 and December 31, 2021, there were 17,250,000 Public Warrants outstanding. Each whole warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of a Business Combination, provided that an effective registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available (or we permit holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of the Company’s Class A ordinary shares. This means only a whole warrant may be exercised at a given time by a warrant holder. No fractional warrants will be issued upon separation of the units, no cash will be paid in lieu of fractional warrants and only whole warrants will trade.
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

AUSTERLITZ ACQUISITION CORPORATION I
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
As of September 30, 2022 and December 31, 2021, there were 10,533,333 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants included in the Units sold in the IPO, except that (x) the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, (y) the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable
so long as they are held by the initial purchasers or their permitted transferees and (z) the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants will be entitled to registration rights. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

AUSTERLITZ ACQUISITION CORPORATION I
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9. FAIR VALUE MEASUREMENTS
Warrant Liabilities
The Warrants are accounted for as liabilities pursuant to ASC
815-40
and are measured at fair value as of each reporting period. Changes in the fair value of the Warrants are recorded in the condensed consolidated statements of operations each period.
Public Warrants
and Private Placement Warrants have a fair value of $0 which is included in the unaudited condensed balance sheet as of September 30, 2022. As a result of the plan to liquidate the cash held in the Trust Account to shareholders and dissolve the Company (see note 1) which was initiated by management and the Board prior to the balance sheet date and because the warrants will expire worthless, the Public Warrants and Private Placements were written off as of September 30, 2022.
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
Initially, the estimated fair value of the warrant liability was determined using Level 3 inputs. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market which began in the quarter ended September 30, 2021. As of December 31, 2021, the closing price of the Public Warrants was used as the fair value for the Private Warrants. As such at December 31, 2021, the Private Placement Warrants were transferred to Level 2 due to a make-whole provision which allows the Company to use the value of the closing price of the Public Warrants.
Gain (loss) on change in fair value of warrant liability on the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2022 and 2021, is $29,172,500 and $(3,677,499), respectively.
NOTE 10. SUBSEQUENT EVENTS
In accordance with ASC Topic 855,
Subsequent Events
, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company evaluated subsequent events that occurred after the balance sheet date up to the date the condensed consolidated financial statements were issued and has concluded that with the exception of the events discussed below, there were no subsequent events that would require adjustment or disclosure in the financial statements.
On October 3, 2022, the Company filed a preliminary proxy statement to redeem the Public Shares through a tender offer and amend its March 2, 2023 expiration date to the chosen date of the shareholder meeting for which proxies are being solicited. Upon approval by the Company’s shareholders of the proposals set forth in the proxy statement, the Company would redeem the Public Shares and begin liquidation proceedings. The Sponsor believes that consummation of a suitable business combination is highly improbable, and it is therefore in shareholders’ best interests to return the cash held in the Trust Account to holders of Public Shares within calendar 2022 rather than wait for expiration in 2023. The Company will be dissolved subsequent to the return of the cash in trust to holders of Public Shares.
On October 6, 2022, the New York Stock Exchange notified the Company that it determined to commence proceedings to delist the Public Warrants and on October 19, 2022 the New York Stock Exchange made the applicable filing to formally delist the Public Warrants.
On October 28, 2022, the Company filed a definitive proxy statement relating to a special meeting of shareholders to approve (i) an amendment to the Company’s Amended and Restated Memorandum and Articles of Association (the “Charter Amendment Proposal”) and (ii), an amendment to its Investment Manager Trust Agreement (the “Trust Amendment Proposal” and together with the Charter Amendment Proposal, the “Proposals”), which would, if implemented, allow the Company to redeem all of its outstanding Public Shares in advance of the Company’s contractual expiration date of March 2, 2023 by changing the date by which the Company must consummate a merger, share exchange, asset acquisition, share purchase, or similar business combination from March 2, 2023 to November 22, 2022 (the “Amended Termination Date”). In connection with the approval of the Charter Amendment Proposal, the holders of Public Shares may elect to redeem all or a portion of their Public Shares in exchange for their pro rata portion of the funds held in the Trust Account (the “Voluntary Redemption”). The Company expects to complete the Voluntary Redemption on or around the Amended Termination Date if shareholders approve the Proposals. If the Proposals are approved, the Company will redeem all remaining Public Shares not redeemed in the Voluntary Redemption not more than ten business days after the Amended Termination Date (the “Mandatory Redemption”). The Company expects to complete the Mandatory Redemption on or around December 2, 2022, if shareholders approve the Proposals. Additionally, the last day of trading of the Public Shares will be November 22, 2022, if shareholders approve the Proposals.

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

On October 3, 2022, the Company filed a preliminary proxy statement to redeem the Public Shares through a tender offer and amend its March 2, 2023 expiration date to the chosen date of the shareholder meeting for which proxies are being solicited. Upon approval by the Company’s shareholders of the proposals set forth in the proxy statement, the Company would redeem the Public Shares and begin liquidation proceedings. The Sponsors believe that consummation of a suitable business combination is highly improbable, and it is therefore in shareholders’ best interests to return the cash held in the Trust Account to shareholders within calendar year 2022 rather than wait for expiration in 2023. The Company will be dissolved subsequent to the return of the cash in trust to our shareholders. On October 28, 2022, the Company filed the related definitive proxy statement. See Note 10 to our condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report for further discussion.

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

For the nine months ended September 30, 2022, we had net income of $28,394,781, which consists of $777,719 in general and administrative expenses which were more than offset by non-cash loss of $29,172,500 related to changes in fair value of the derivative warrant liabilities. For the nine months ended September 30, 2021, we had a net loss of $9,599,566 which consisted of $3,079,072 in general and administrative expenses, $3,677,499 related to changes in fair value of the derivative warrant liabilities, $2,212,251 related to the loss on the change in fair value of backstop liability, $3,450,000 related to backstop placement fee expense and $1,605,246 related to transaction costs allocated to derivative warrant liabilities.

For the three months ended September 30, 2022, we had net income of $7,378,609, which consists of $256,251 in general and administrative expenses, more than offset by non-cash gain of $7,634,860 related to changes in the fair value of the derivative warrant liabilities. For the three months ended September 30, 2021, we had net income of $4,035,669 which consisted of $2,326,673 in general and administrative expenses, more than offset by $1,111,334 related to the gain on the change in the fair value of the derivative warrant liabilities and $5,251,008 related to the gain on the change in fair value of backstop liability.

Liquidity and Capital Resources

As of September 30, 2022, we had cash of $1,502,331 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to fund working capital and pay third-party service providers for services rendered to the Company.

As of September 30, 2022, we had cash of $690,000,000 held in the Trust Account. We intend to redeem our outstanding Class A ordinary shares (the “Public Shares”) for cash held in the Trust Account prior to December 31, 2022. The Company expires by its terms on March 2, 2023, however, the Company has filed a preliminary proxy statement to amend the March 2, 2023 expiration date to the date of the shareholders meeting for which proxies are being solicited. The Sponsors believe that consummation of a suitable merger is highly improbable, and it is therefore in shareholders’ best interests to return the cash held in the Trust Account within calendar year 2022 rather than wait for expiration in 2023.

For the nine months ended September 30, 2022, cash used in operating activities was $2,465,846 and is primarily attributable to payment of expenses during the period.

For the nine months ended September 30, 2021, cash used in operating activities was $1,044,743 which was primarily attributable to payments of expenses in the period.

The Company had no cash flow from investing or financing activities in the nine months ended September 30, 2022.

For the nine months ended September 30, 2021, net cash used in investing activities was $690,000,000, which consisted of $690,000,000 investment of cash into the Trust Account. Net cash provided by financing activities of $691,221,205 was affected by $191,827 of repayment of promissory note – related party, and offset by $166,827 advances from related party, $675,446,205 of proceeds from sale of Units, net of deferred underwriting fees paid, and $15,800,000 of proceeds from the sale of Private Placement Warrants.

See discussion under the header “Liquidity and Going Concern Consideration” in Note 1 and in Note 10 to our condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report for discussion of the Company’s plan to return the cash held in the Trust Account to shareholders and management’s consideration of the Company’s ability to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022 or December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments as described in the Explanatory Note in our Quarterly Report Form 10-Q/A filed on January 10, 2022 and in the footnotes to the financial statements included in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021, as filed with the SEC on May 17, 2021. As a result, we performed additional analyses as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Changes in Internal Control over Financial Reporting

Other than the steps taken to remediate the material weakness identified in prior periods and further described below, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We have previously identified a material weakness in our internal control over financial reporting. The material weakness was due to management’s review of the accounting treatment for the financial instruments issued in the initial public offering and sold in the concurrent private placement. Management’s review was insufficient to identify a classification error that led to our restatement of our financial statements, as described in Note 2 to our Quarterly Report Form 10-Q/A filed on January 10, 2022. Management has made changes in its internal control over financial reporting to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including enhanced communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. Given the Company’s plan to return the cash held in the Trust Account to holders of Public Shares and subsequently liquidate, we do not expect that we will ultimately validate that those processes and controls are operating effectively. The Company can offer no assurance that these changes will ultimately have the intended effects. As of the date of this Quarterly Report, the material weakness has not been remediated.

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

AUSTERLITZ ACQUISITION CORPORATION I

Date: November 8, 2022		/s/ David W. Ducommun
	Name:	David W. Ducommun
	Title:	President
(Principal Executive Officer)

Date: November 8, 2022		/s/ Bryan Coy
	Name:	Bryan Coy
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)